Form 10-Q
period 1996-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 1996-05-15
CIK 860331

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    MARCH 31, 1996
                                          OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    --------------------

Commission file number    0-20057


                         WNC HOUSING TAX CREDIT FUND II, L.P.
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                            33-0391979
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)



                 3158 REDHILL AVENUE, SUITE 120, COSTA MESA, CA 92626
                       (Address of principal executive offices)

                                    (714) 662-5565
                 (Registrant's telephone number, including area code)

                                         N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No []

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1996


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

              Balance Sheets, March 31, 1996 and December 31, 1995           3

              Statement of Operations
                   For the three months ended March 31, 1996 and 1995        4

              Statement of Partners' Equity
                   For the three months ended March 31, 1996 and 1995        5

              Statement of Cash Flows
                   For the three months ended March 31, 1996 and 1995        6

              Notes to Financial Statements                                  7

       Item 2. Management's Discussion and Analysis of Financial            10
       Condition and Results of Operations

PART II. OTHER INFORMATION


       Item 6. Exhibits and Reports on Form 8-K                             13

       Signatures                                                           14

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                                    BALANCE SHEETS

                         March 31, 1996 and December 31, 1995



                                                              1996                1995
                                                           ----------          ----------
                                               ASSETS
Cash and cash equivalents (Note 1)                         $ 238,026           $ 238,482
Investments in limited partnerships                        2,481,834           2,606,673
Receivables from limited partnerships (Note 3)                52,727              52,726
Other assets                                                      80                 931
                                                           ---------           ---------

                                                         $ 2,772,667         $ 2,898,812
                                                           ---------         -----------
                                                           ---------         -----------


                                  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to general partner and
affiliates   (Note 3)                                    $   686,592         $   650,875
                                                             -------             -------

         Total liabilities                                   686,592             650,875
                                                             -------             -------


Partners' equity (deficit) (Note 1):
 General partner                                             (38,682)            (37,063)
 Limited partners (7,000 units issued and outstanding)     2,124,757           2,285,000
                                                           ---------           ---------

         Total partners' equity                            2,086,075           2,247,937
                                                           ---------           ---------

                                                         $ 2,772,667         $ 2,898,812
                                                           ---------           ---------
                                                           ---------           ---------


                                      UNAUDITED
                    See Accompanying Notes To Financial Statements

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                               STATEMENT OF OPERATIONS


                  For The Three Months Ended March 31, 1996 and 1995



                                                        1996            1995
                                                     ----------      ----------

Interest income                                      $   2,582       $   2,467
                                                         -----           -----
Operating expenses:
Amortization                                             5,338           5,338
Asset management fees (Note 3)                          36,156          36,226
Other                                                    3,950           5,935
                                                         -----           -----

Total operating expenses                                45,444          47,499
                                                        ------          ------

Loss from operations                                   (42,862)        (45,032)

Equity in loss from limited partnerships              (119,000)       (128,700)
                                                      --------        --------

Net loss                                            $ (161,862)     $ (173,732)
                                                      --------        --------

Net loss allocated to:
 General partner                                    $   (1,619)     $   (1,737)
                                                        ------          ------
 Limited partners                                   $ (160,243)     $ (171,995)
                                                      --------        --------
                                                      --------        --------

Net loss per weighted limited partner
unit outstanding (7,000 units at 1996
and 1995)                                               $  (23)         $  (25)
                                                           ---             ---
                                                           ---             ---

                                      UNAUDITED
                    See Accompanying Notes To Financial Statements

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                       STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                  For The Three months Ended March 31, 1996 and 1995





FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                            General Partner     Limited Partner               Total
                                            ---------------     ---------------               -----
Equity (deficit), December 31, 1995              $  (37,063)          2,285,000           2,247 937

Net loss for the three months ended
March 31, 1996                                       (1,619)           (160,243)           (161,862)
                                                     ------            --------            --------

Equity (deficit), March 31, 1996                  $ (38,682)        $ 2,124,757         $ 2,086,075
                                                    -------           ---------           ---------
                                                    -------           ---------           ---------




FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                            General Partner     Limited Partner               Total
                                            ---------------     ---------------               -----
Equity (deficit), December 31, 1994              $  (29,291)       $  3,054,440        $  3,025,149

Net loss for the three months ended
March 31, 1995                                       (1,737)           (171,995)           (173,732)
                                                     ------            --------            --------

Equity (deficit), March 31, 1995                  $ (31,028)        $ 2,285,000         $ 2,851,417
                                                    -------           ---------           ---------
                                                    -------           ---------           ---------



                                      UNAUDITED
                    See Accompanying Notes To Financial Statements

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                               STATEMENT OF CASH FLOWS
                  For The Three months Ended March 31, 1996 and 1995



                                                              1996                1995
                                                           ----------          ----------
Cash flows provided (used) by operating activities:
Net loss                                                   $ (161,862)         $ (173,732)
Adjustments to reconcile net loss to net cash used by
  operating activities:
Amortization                                                    5,338               5,976
      (Increase) decrease in interest receivable and other
      assets                                                      850               1,325
      Equity in loss of limited partnerships                  119,000             128,700
      Increase in due to general partner and affiliates        35,718              39,318
                                                              -------             -------
Net cash provided (used) by operating activities                 (956)              1,587
                                                              -------             -------

Net cash provided by investing activities:
      Investments in limited partnerships
      Distribution from limited partnership                       500               4,100
                                                              -------             -------
Net cash provided by investing activities                         500               4,100
                                                              -------             -------


Net increase (decrease) in cash and cash equivalents             (456)              5,687

Cash and cash equivalents, beginning of period                238,482             237,739
                                                              -------             -------

Cash and cash equivalents, end of period                   $  238,026          $  243,426
                                                              -------             -------
                                                              -------             -------


                                      UNAUDITED
                    See Accompanying Notes To Financial Statements

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                          NOTES TO THE FINANCIAL STATEMENTS

                         For The Period Ended March 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION
WNC Housing Tax Credit Fund II, L.P. was formed on January 19, 1990, under the laws of the State of California. The Partnership was formed to invest in other limited partnerships, which will acquire, develop, rehabilitate, own and operate multi-family residential apartment complexes. All of the complexes qualify for low income housing tax credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund II, L.P. (the "Partnership") Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in cash flows for the three months ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.


The general partner is WNC & Associates, Inc. Wilfred N. Cooper Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and, through the Lester Family Trust, owns 30% of the outstanding stock of WNC & Associates, Inc.

 ALLOCATIONS UNDER THE TERMS OF THE PARTNERSHIP AGREEMENT

The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                    NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

                         For The Period Ended March 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 2 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS
The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account

CASH AND CASH EQUIVALENTS
The Partnership considers all bank certificates of deposit with an original maturity of three months or less to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

The Partnership has acquired limited partnership interests in twenty-seven limited partnerships which own and operate multi-family residential rental complexes. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of March 31, 1996 and December 31, 1995.



                                                                 1996             1995
                                                              ----------       ----------
      Investment per balance sheet, beginning of period      $ 2,606,673      $ 3,289,100
      Return of capital contributions                                             (52,726)
      Capitalized acquisition fees and costs
      Equity in loss of limited partnerships                    (119,000)        (602,163)
      Distributions                                                 (500)          (6,186)
      Amortization                                                (5,338)         (21,352)
                                                               ---------        ---------
      Investment per balance sheet, end of period            $ 2,481,834      $ 2,606,673
                                                               ---------        ---------
                                                               ---------        ---------


                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)


                    NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

                         For The Period Ended March 31, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

Selected financial information for the three months ended March 31, 1996 and 1995 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                       1996            1995
                                                    ----------      ----------

         Total revenue                              $  819,000      $  751,000
                                                       -------         -------

         Expenses:
           Operating expenses                          405,000         407,000
           Interest expense                            310,000         245,000
           Depreciation                                224,000         229,000
                                                       -------         -------

         Total expenses                                939,000         881,000
                                                       -------         -------

         Net loss                                   $ (120,000)     $ (130,000)
                                                      --------        --------
                                                      --------        --------

         Net loss allocable to the Partnership      $ (119,000)     $ (128,700)
                                                      --------        --------
                                                      --------        --------
NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $36,156 and $36,226 was accrued for the three months ended March 31, 1996 and 1995, respectively. These amounts are reflected as an expense of the Partnership.


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership completed raising funds in December 1991 from investors by means of a public offering. $7,000,000 was raised from investors from this offering. These funds were applied to the acquisition of investments in local partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering. The Partnership's primary source of capital was the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $500 for the three months ended March 31, 1996. This decrease in cash resulted as cash used by the Partnership's operating activities expenses was greater than the cash was provided by investing activities from distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $240,000 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

It is not expected that any of the local limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

Under its partnership agreement, the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or local limited partnerships. Accordingly, if circumstances arise that cause the local limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, as the apartment complexes owned by the local limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the local general partners, (iii) other equity source (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the local limited partnerships in question. If such funds are not available, the local limited partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.

The Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.

RESULTS OF OPERATIONS

Consistent with the Partnership's investment objectives, each limited partnership is generating federal low income housing credits for a period of approximately ten years, and (as discussed below) is generating or is expected to generate losses until sale of the apartment complex(es).

As reflected on its Statements of Operations, the Partnership has losses of approximately $162,000 and $174,000 the three months ended March 31, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

REVENUE - Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions as reserves. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. The amount for the three months ended March 31, 1996 has increased slightly compared to the same period in 1996 due to higher interest rates in 1996.

EXPENSES - The most significant component of operating expenses is, and is expected to be, the asset management fee. The asset management fee is equal to 0.5% of invested assets in limited partnerships (the sum of the Partnership's capital contributions to the limited partnerships plus the Partnership's share of the debts related to the apartment complexes owned by such limited partnerships). The amount of the asset management fee is expected to be the same in future periods as the amount of invested assets is expected to remain stable until disposition of the underlying apartment complexes.

Amortization expense consists of the amortization over a period of 30 years of the 9% selection fee and other expenses attributable to the acquisition of limited partnership interests.

Office expenses consists of the Partnership's administrative expenses, such as legal, accounting, bank charges and investor reporting expenses. Although these amounts are expected to remain consistent on an annual basis, there may be variations between quarters depending on the timing of preparing and mailing reports to investors.

EQUITY IN LOSSES FROM LIMITED PARTNERSHIPS - The Partnership's equity in losses from limited partnerships is equal to 99% of the aggregate net loss of the limited partnerships. After rent-up, the limited partnerships have, and are expected to, generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the limited partnerships are expected to exceed net rental income.

The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the three months ended March 31, 1995 as compared to the 1996 period.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   None

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WNC HOUSING TAX CREDIT FUND II, L.P.
                              (Registrant)

                        By  WNC Financial Group, L.P., General Partner

                        By:  WNC & ASSOCIATES, INC., General Partner


                              By:     /s/  John B. Lester, Jr.
                                 --------------------------------
                                    John B. Lester, Jr.
                                    President

                              Date: May 13, 1996


                              By    /s/ Theodore M. Paul
                                  --------------------------------
                                    Theodore M. Paul
                                    Vice President - Finance

                              Date:   May 13, 1996