Form 10-Q
period 1996-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1996-08-29
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND II, L.P.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-0391979

WNC HOUSING TAX CREDIT FUND II, L.P.
3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Part I.  Financial Information

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets, June 30, 1996 and December 31,1995................3


          Statement of Operations
               For the three and six months ending June 30, 1996 and 1995...4

          Statement of Partners' Equity
               For the six months ended June 30, 1996 and 1995..............5

          Statement of Cash Flows
               For the six months ended June 30, 1996 and 1995..............6

          Notes to Financial Statements.....................................7

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................10



PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.............................................13

     Item 6. Exhibits and Reports on Form 8-K..............................13

     Signatures............................................................14

                              FINANCIAL STATEMENTS

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995


                                                   1996             1995
                                                   ----             ----

                                     ASSETS


Cash and cash equivalents                      $   235,081    $    238,482
 Investment in limited
  partnerships - Note 2                          2,305,071       2,606,673
Receivables from limited partnershps - Note 3       52,726          52,726
 Other assets - Note 4
                                                        75             931
                                                        --             ---

                                               $ 2,592,953     $ 2,898,812
                                               ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3    $   720,899      $   650,875
                                                 --------          -------

Partners' equity (deficit):
 General partner                                  (40,822)         (37,063)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                              1,912,876        2,285,000
                                              -----------      -----------
Total partners' equity                          1,872,054        2,247,937
                                              -----------      -----------

                                              $ 2,592,953      $ 2,898,812
                                              ===========      ===========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF OPERATIONS For the
                Three and Six Months Ended June 30, 1996 and 1995

                                       1996                       1995
                              ----------------------     ---------------------

                               Three         Six         Three         Six
                               Months        Months      Months        Months

Interest income                $  2,663     $  5,245    $   3,270     $  5,737
                               --------     --------     --------     --------



Operating expenses:
Amortization                      5,338       10,676         6,614      11,952
Asset management
  fees (Note 4)                  36,157       72,313        36,225      72,451
Legal and accounting              5,175        5,175

Other                             4,014        7,964         8,821      14,756
                               --------     --------      --------    --------


Total operating expenses         50,684       96,128        51,660      99,159
                               --------     --------      --------    --------


Loss from operations            (48,021)     (90,883)      (48,390)    (93,422)

Equity in loss from
 limited partnerships          (166,000)    (285,000)     (211,860)   (340,560)
                               ---------    ---------     ---------   ---------

Net loss                      $(214,021)   $(375,883)    $(260,250)  $(433,982)
                              ==========   ==========   ==========   ==========

Net loss allocated to:
  General partner             $  (2,140)   $  (3,759)    $  (2,603)  $  (4,340)
                              =========    =========     =========    =========


  Limited partners            $(211,881)   $(372,124)   $(257,647)   $(429,642)
                              ==========   ==========   ==========   ==========

Net loss per limited
 partner units (7,000 units
 issued and outstanding)      $     (30)   $     (53)   $     (37)   $     (61)
                              ==========   ==========   ==========   ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY For
                  the Six Months Ended June 30, 1996 and 1995




For the Six Months Ended June 30, 1996
                                        General       Limited
                                        Partner       Partner          Total

Equity (deficit), December 31, 1995  $   (37,063)   $ 2,285,000    $ 2,247,937

Net loss for the six months ended
 June 30, 1996                            (3,759)      (372,124)      (375,883)
                                     -----------    -----------    -----------



Equity (deficit), June 30, 1996      $   (40,822)   $ 1,912,876    $ 1,872,054
                                     ===========    ===========    ===========




For the Six Months Ended June 30, 1995
                                        General        Limited
                                        Partner        Partner       Total

Equity (deficit), December 31, 1994  $   (29,291)    $ 3,054,44    $ 3,025,149

Net loss for the six months ended
 June 30, 1995                            (4,340)      (429,642)      (433,982)
                                      -----------    -----------   -----------

Equity (deficit), June 30, 1995        $ (33,631)   $ 2,624,798   $ 2,591,167
                                       ==========   ===========   ===========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 1996 and 1995


                                                      1996             1995
                                                      ----             ----
Cash flows used by operating activities:

  Net loss                                        $ (375,883)       $ (433,982)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
     Equity in loss of limited partnerships          285,000           340,560
     Amortization                                     10,676            11,952
     Asset management fee                             72,313            72,451
     Decrease in interest receivable
       and other assets                                  856                28
     Decrease in accrued fees and expense due to
       general partner and affiliates                 (2,289)             (573)

        Net cash used by operating activities         (9,327)           (9,564)
                                                  -----------      -----------

Cash flows provide by investing activities:
  Distribution from limited partnerships
                                                       5,926             4,500
                                                       -----             -----



Net decrease in cash and cash equivalents             (3,401)           (5,064)

Cash and cash equivalents, beginning of period        238,482          237,739
                                                  -----------      -----------

Cash and cash equivalent, end of period           $   235,081      $   232,675
                                                  ===========      ===========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                       NOTES TO THE FINANCIAL STATEMENTS
                       For The Period Ended June 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months ended.

Organization

The Partnership was formed on January 19, 1990, under the laws of the State of California. The Partnership was formed to invest in other limited partnerships, which will acquire, develop, rehabilitate, own and operate multi-family residential apartment complexes. All of the complexes qualify for low income housing tax credits.

WNC Financial Group, L.P., a California partnership, is the general partner (the "General Partner") of the partnership. WNC & Associates, Inc. is the general partner of WNC Financial Group, L.P. Other officers and key employees of WNC & Associates, Inc. are limited partners. The Cooper Revocable Trust owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and, through the Lester Family Trust, owns 30% of the outstanding stock of WNC & Associates, Inc.

The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

Method of Accounting For Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL  STATEMENTS  (CONTINUED)
                       For The Period Ended June 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Following is a summary of the components of the Partnership's investment in local limited partnerships as of June 30, 1996 and December 31, 1995.

                                                     1996             1995
                                                     ----             ----


   Investment balance, beginning of period      $ 2,606,673     $ 3,289,100
   Return of capital contributions                                  (52,726)
   Equity in loss of limited partnerships          (285,000)       (602,163)
   Distributions                                     (5,926)         (6,186)
   Amortization of acquisition costs                (10,676)        (21,352)
                                                -----------     -----------
   Investment per balance sheet, end of period  $ 2,305,071     $ 2,606,673
                                                ===========     ===========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTESTO THE FINANCIAL  STATEMENTS  (CONTINUED)
                       For The Period Ended June 30, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

Selected financial information for the six months ended June 30, 1996 and 1995 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                                  1996                1995
                                                  ----                ----

     Total revenue                            $ 1,637,000         $ 1,463,000
                                             ------------         -----------

     Interest expense                             615,000             488,000
     Depreciation                                 448,000             435,000
     Operating expenses                           862,000             884,000
                                                  -------             -------
     Total expenses                           $ 1,925,000         $ 1,807,000
                                              -----------         -----------

     Net loss                                 $  (288,000)        $  (344,000)
                                              ============         ===========
     Net loss allocable to the
                 Partnership                  $  (285,000)        $  (340,560)
                                              ============         ===========


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $72,313 and $72,451 was accrued for the six months ended June 30, 1996 and 1995, respectively. These amounts are reflected as an expense of the Partnership.


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

    Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operation

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $3,400 and $5,000 for the six months ended June 30, 1996 and 1995. This decrease in cash resulted as cash used by the Partnership's operating activities expenses was greater than the cash was provided by investing activities from distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $235,000 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $376,000 and $434,000 the six months ended June 30, 1996 and 1995, respectively. The components items of revenue and expense are discussed below.

  Results of
Revenue - Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions as reserves. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. The amount for the six months ended June 30, 1996 has decreased slightly compared to the same period in 1995 due to lower interest rates in 1996.

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

Equity in losses from limited partnerships - The Partnership's equity in losses from limited partnerships is equal to 99% of the aggregate net loss of the limited partnerships. After rent-up, the limited partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the limited partnerships are expected to exceed net rental income.

The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the six months ended June 30, 1995 as compared to the 1996 period.

Part II.  Other Information

Item 1.  Legal Proceedings

      None.

Item 6.  Exhibits and Reports on Form 8-K

1.    None.


    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner

By:  WNC & ASSOCIATES, INC.         General Partner


By:_______/s/ John B. Lester, Jr. _______________
John B. Lester, Jr.        President

Date: August 13, 1996


By:________/s/ Theodore M. Paul ____________
Theodore M. Paul  Vice President - Finance

Date: August 13, 1996