Form 10-Q
period 1996-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1996-11-14
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended September 30, 1996

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheets, September 30, 1996 and December 31,1995..................3


      Statement of Operations
        For the three and nine months ended September 30,
        1996 and 1995..........................................................4

      Statement of Partners' Equity
        For the nine months ended September 30, 1996 and 1995..................5

      Statement of Cash Flows
        For the nine months ended September 30, 1996 and 1995..................6

      Notes to Financial Statements............................................7

  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................10



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K....................................13

        Signatures............................................................14

FINANCIAL STATEMENTS

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                     1996                 1995
                                                     ----                 ----

                                     ASSETS

Cash and cash equivalents                      $   201,357           $   238,482
Investment in limited
  partnerships - Note 2                          2,156,733             2,606,673
Receivables from limited partnershps (Note 3)       52,726                52,726
 Other assets - Note 4                                 667                   931
                                                 ---------             ---------
                                                 2,441,483             2,898,812
                                                 =========             =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3      $  722,334            $  650,875
                                                   -------               -------

Partners' equity (deficit):
 General partner                                  (42,651)              (37,063)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                               1,731,800             2,285,000
                                                 ---------             ---------
Total partners' equity                           1,689,149             2,247,937
                                                 ---------             ---------

                                                $2,411,483            $2,898,812
                                                 =========             =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF OPERATIONS For the
             Three and Nine Months Ended September 30, 1996 and 1995

                                       1996                        1995
                               ------------------           ------------------

                              Three         Nine           Three          Nine
                              Months        Months         Months         Months

Interest income           $   2,468      $   7,713     $    2,888     $    8,625
                               -----         -----          -----          -----

Operating expenses:
Amortization                   5,338        16,014          5,976         17,928
Asset management
  fees (Note 4)               36,155       108,468         36,224        108,675
Legal and accounting               -         5,175

Other                            880         8,844          1,203         15,959
                              ------        -------         ------        ------

Total operating expenses      42,373       138,501         43,403        142,562
                              ------       -------         -------       -------

Loss from operations        (39,905)     (130,788)       (40,515)      (133,937)
Equity in loss from
 limited partnerships      (143,000)     (428,000)      (138,740)      (479,300)
                           ---------     ---------      ---------      ---------

Net loss                  $(182,905)    $(558,788)     $(179,255)     $(613,237)
                           =========     =========      =========      =========

Net loss allocated to:
  General partner         $  (1,829)    $  (5,588)     $  (1,793)     $  (6,132)
                             =======       =======        =======         ======

  Limited partners        $(181,076)    $(553,200)     $(177,462)     $(607,105)
                           =========     =========      =========      =========

Net loss per limited
 partner units (7,000 units
 issued and outstanding)  $     (26)    $     (79)     $     (25)      $    (87)
                                ====          ====           ====           ====


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF PARTNERS' EQUITY For The
                  Nine Months Ended September 30, 1996 and 1995




For The Nine Months Ended September 30, 1996
                                       General         Limited
                                       Partner         Partner         Total

Equity (deficit), December 31, 1995  $ (37,063)    $  2,285,000     $  2,247,937

Net loss for the nine months ended
 September 30, 1996                     (5,588)       (553,200)        (558,788)
                                        -------       ---------        ---------

Equity (deficit), September 30, 1996 $  (42,651)   $  1,731,800     $ 1,689,149
                                        ========      =========        =========






For The Nine Months Ended September 30, 1995
                                       General          Limited
                                       Partner          Partner         Total

Equity (deficit), December 31, 1994  $ (29,291)     $ 3,054,440      $ 3,025,149

Net loss for the nine months ended
 September 30, 1995                     (6,132)       (607,105)        (613,237)
                                        -------       ---------        ---------

Equity (deficit), Septmeber 30, 1995  $(35,423)      $2,447,335      $ 2,411,912
                                       ========       =========        =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For The Nine Months Ended September 30, 1996 and 1995


                                                      1996                 1995
                                                      ----                 ----
Cash flows used by operating activities:

  Net loss                                          $ (558,788)      $ (613,237)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
     Equity in loss of limited partnerships             428,000          479,300
     Amortization                                        16,014           17,928
     Asset management fee                                73,468          108,675
     Decrease in interest receivable and other assets       264            1,068
     Decrease in accrued fees and expense due to
     general partner and affiliates                      (2,009)         (1,005)
                                                         -------         -------

       Net cash used by operating activities            (43,051)         (7,271)
                                                        --------         -------

Cash flows provide by investing activities:
  Distribution from limited partnerships                   5,926           6,186
                                                           -----           -----

Cash flows used by financing activities:


Net decrease in cash and cash equivalents                (37,125)        (1,085)

Cash and cash equivalents, beginning of period            238,482        237,739
                                                          --------       -------

Cash and cash equivalents, end of period               $  201,357     $  236,654
                                                          =======        =======



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                     For The Period Ended September 30, 1996


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in cash flows for the nine months ended.

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

Method of Accounting For Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account .

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                     For The Period Ended September 30, 1996

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

Following is a summary of the components of the Partnership's investment in local limited partnerships as of September 30, 1996 and
December 31, 1995.
                                                   1996                  1995
                                                   ----                  ----


  Investment balance, beginning of period       $2,606,673           $ 3,289,100
  Return of capital contributions                                       (52,726)
  Equity in loss of limited partnerships         (428,000)             (602,163)
  Distributions                                    (5,926)               (6,186)
  Amortization of acquisition costs               (16,014)              (21,352)
                                                  --------              --------
  Investment per balance sheet, end of period   $ 2,156,733          $ 2,606,673
                                                  =========            =========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                     For The Period Ended September 30, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

Selected financial information for the nine months ended September 30, 1996 and 1995 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                   1996                   1995
                                                   ----                   ----

               Total revenue                 $ 2,456,000            $  2,187,000
                                               ---------               ---------

               Interest expense                  923,000                 740,500
               Depreciation                      673,000                 435,000
               Operating expenses              1,293,000               1,259,700
                                              ----------               ---------
               Total expenses                  2,889,000               2,671,400
                                               ---------               ---------

               Net loss                       $(433,000)             $ (484,000)
                                               =========               =========
               Net loss allocable to the
                 Partnership                  $(428,000)             $ (479,300)
                                                                      =========



NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $108,468 and $108,675 was accrued for the nine months ended September 30, 1996 and 1995, respectively. These amounts are reflected as an expense of the Partnership.


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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $37,100 and $1,100 for the nine months ended September 30, 1996 and 1995. This decrease in cash resulted as cash used by the Partnership's operating activities expenses was greater than the cash was provided by investing activities from distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $201,000 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

If such funds are not available, the local limited partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt. The Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments. Results of Operations Consistent with the Partnership's investment objectives, each limited partnership is generating federal low income housing credits for a period of approximately ten years, and (as discussed below) is generating or is expected to generate losses until sale of the apartment complex(es). As reflected on its Statements of Operations, the Partnership has losses of approximately $559,000 and $613,000 the nine months ended September 30, 1996 and 1995, respectively. The components items of revenue and expense are discussed below. Revenue - Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions as reserves. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. The amount for the nine months ended September 30, 1996 has decreased slightly compared to the same period in 1995 due to lower interest rates in 1996. Expenses - The most significant component of operating expenses is, and is expected to be, the asset management fee. The asset management fee is equal to 0.5% of invested assets in limited partnerships (the sum of the Partnership's capital contributions to the limited partnerships plus the Partnership's share of the debts related to the apartment complexes owned by such limited partnerships). The amount of the asset management fee is expected to be the same in future periods as the amount of invested assets is expected to remain stable until disposition of the underlying apartment complexes.

Amortization expense consists of the amortization over a period of 30 years of the 9% selection fee and other expenses attributable to the acquisition of limited partnership interests. Office expenses consists of the Partnership's administrative expenses, such as legal, accounting, bank charges and investor reporting expenses. Although these amounts are expected to remain consistent on an annual basis, there may be variations between quarters depending on the timing of preparing and mailing reports to investors. Equity in losses from limited partnerships - The Partnership's equity in losses from limited partnerships is equal to 99% of the aggregate net loss of the limited partnerships. After rent-up, the limited partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the limited partnerships are expected to exceed net rental income. The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the nine months ended September 30, 1995 as compared to the 1996 period.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:   WNC Financial Group, L.P.     General Partner

By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/John B. Lester, Jr.
John B. Lester, Jr.        President

Date: November 13, 1996



By:  /s/Theodore M. Paul
Theodore M. Paul  Vice President - Finance

Date: November 13, 1996