Form 10-Q
period 1997-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 1997-06-18
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

Item 1.  Financial Statements

         INDEX TO FINANCIAL STATEMENTS

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1997




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets, March 31, 1997 and December 31,1996                       3


   Statement of Operations
     For the three and three months ended March 31,
      1997 and 1996                                                          4

   Statement of Partners' Equity
     For the three months ended March 31, 1997 and 1996                      5

   Statement of Cash Flows
     For the three months ended March 31, 1997 and 1996                      6

   Notes to Financial Statements                                             7

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                           13

         Signatures
                                                                            14

FINANCIAL STATEMENTS

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                                    BALANCE SHEETS
                         March 31, 1997 and December 31, 1996

                                                1997                 1996
                                                ----                 ----

                                                  ASSETS

Cash and cash equivalents              $          209,132       $      208,303
 Interest receivable                                  353                  587
 Investment in limited
  partnerships - Note 2                         1,854,033            2,005,382
 Receivables from limited partnershps
  (Note 3)                                          3,911                    -
                                               ----------           ----------

                                        $       2,067,429       $    2,214,272
                                               ==========           ==========

                           LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
  general partner and
  affiliates - Note 3                   $         797,382       $      758,827
                                               ----------           ----------

Partners' equity (deficit):
 General partner                                  (46,842)             (44,988)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                              1,316,889            1,500,433
                                               ----------           ----------
Total partners' equity                          1,270,047            1,455,445
                                               ----------           ----------

                                        $       2,067,429       $    2,214,272
                                               ==========           ==========


                                  UNAUDITED
                  See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENT OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996

                                                 1997                  1996
                                                 ----                  ----


Interest income                      $            1,210            $     2,582
                                              ---------              ---------

Operating expenses:
Amortization                                      5,338                  5,338

Asset management
  fees (Note 4)                                  36,226                 36,156
Legal and accounting                              2,000                  1,000
Other
                                                    944                  2,950
                                              ---------              ---------

Total operating expenses                         44,508                 45,444
                                              ---------              ---------

Loss from operations                            (43,298)               (42,862)

Equity in loss from
 limited partnerships                          (142,100)              (119,000)
                                              ---------              ---------

Net loss                           $           (185,398)        $     (161,862)
                                              =========              =========

Net loss allocated to:
  General partner                  $             (1,854)                (1,619)
                                              =========              =========
  Limited partners                 $           (183,544)              (160,243)
                                              =========              =========

Net loss per limited
 partner units (7,000 units
 issued and outstanding)           $                (26)        $          (23)
                                              =========              =========

                                  UNAUDITED
                See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS'  EQUITY
             For the Three  Months  Ended  March 31,  1997 and 1996


For the Three Months Ended March 31, 1997
-----------------------------------------
                                       General         Limited
                                       Partner         Partner        Total

Equity (deficit), December 31, 1996 $  (44,988)  $   1,500,433   $   1,455,445

Net loss for the three months ended
 March 31, 1997                         (1,854)       (183,544)       (185,398)
                                     ---------      ----------      ----------

Equity (deficit), March 31, 1997    $  (46,842)  $   1,316,889   $   1,270,047
                                     =========      ==========      ==========
For the Three Months Ended March 31, 1996
-----------------------------------------
                                      General           Limited
                                      Partner           Partner       Total
                                      -------           -------       -----
Equity (deficit), December 31, 1995 $ (37,063)   $    2,285,000   $  2,247,937

Net loss for the three months ended
 March 31, 1996                        (1,619)         (160,243)      (161,862)
                                   ----------        ----------     ----------
Equity (deficit), March 31, 1996    $ (38,682)   $    2,124,757   $  2,086,075
                                   ==========        ==========     ==========

                              UNAUDITED
          See Accompanying Notes to Financial Statements

                   WNC HOUSING TAX CREDIT FUND II, L.P.
                    (A California Limited Partnership)

                        STATEMENT OF CASH FLOWS

           For the Three Months Ended March 31, 1997 and 1996

                                                     1997                1996
                                                     ----                ----

Cash flows provided by (used in) operating activities:

 Net loss                                         $  (185,398)    $   (161,862)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Equity in loss of limited partnerships            142,100          119,000
    Amortization                                        5,338            5,338
    Asset management fee                               36,226           35,718
    Decrease in interest receivable and other assets      234              850
    Decrease in accrued fees and expense due to
     general partner and affiliates                     2,329                0

       Net cash provided by (used in)
        operating activities                              829             (956)
                                                     --------         --------
Cash flows provide by investing activities:
 Distribution from limited partnerships                     -              500
                                                     --------         --------

Net increase (decrease) in cash and cash equivalents      829             (456)

Cash and cash equivalents, beginning of period        208,303          238,482
                                                     --------         --------

Cash and cash equivalent, end of period               209,132     $    238,026
                                                     ========         ========


                                   UNAUDITED
                See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND II, L.P.
                     (A California Limited Partnership)

                     NOTES TO THE FINANCIAL STATEMENTS
                     For The Period Ended March 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund II, L.P. (the "Partnership") Annual Report for the year ended December 31, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months ended.

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

Method of Accounting For Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended March 31, 1997

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

Following is a summary of the components of the Partnership's investment in local limited partnerships as of March 31, 1997 and December 31, 1996.

                                                   1997                  1996
                                                   ----                  ----
 Investment balance, beginning of period     $  2,005,382       $    2,606,673
 Reduction of capital contributions                (3,911)                   -
 Equity in loss of limited partnerships          (142,100)            (568,488)
 Distributions                                          -              (11,451)
 Amortization of acquisition costs                 (5,338)             (21,352)
                                               ----------           ----------
 Investment per balance sheet, end of period $  1,854,033       $    2,005,382
                                               ==========           ==========

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

Selected financial information for the three months ended March 31, 1997 and 1995 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                              1997                      1996
                                              ----                      ----
   Total revenue                   $         767,000            $      819,000
                                           ---------                 ---------

   Interest expense                          234,300                   310,000
   Depreciation                              216,900                   224,000
   Operating expenses                        459,400                   405,000
                                           ---------                 ---------
   Total expenses                            910,600                   939,000
                                           ---------                 ---------
   Net loss                        $        (143,600)           $     (120,000)
                                           =========                 =========
   Net loss allocable to the
     Partnership                   $        (142,100)           $     (119,000)
                                           =========                 =========
                                          8

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended March 31, 1997

NOTE 3 - RECEIVABLES FROM LIMITED PARTNERSHIPS

Receivables from limited partnerships represented amounts due to the Partnership for payments made in excess of required contributions, as defined. Such amounts are non-interest bearing and due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $36,226 and $36,156 was accrued for the three months ended March 31, 1997 and 1996, respectively. These amounts are reflected as an expense of the Partnership.

Accrued fees and advance due to affiliates of the General Partner included in the accompanying balance sheet consits of the following at March 31, 1997 and December 31, 1996:

                                                    1997              1996
                                                    ----              ----

  Asset management fee                       $    794,437       $      758,211
  Reimbusement due on expenses paid
   by affiliate                                     2,945                  616
                                                 --------             --------
  Total related party payables               $    797,382       $      758,827
                                                 ========             ========


NOTE 5 - INCOME TAXES

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $800 for the three months ended March 31, 1996. This increase in cash resulted as cash provided by the Partnership's operating activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $209,000 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $185,000 and $162,000 the three months ended March 31, 1997 and 1996, respectively. The components items of revenue and expense are discussed below.

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

1.  None.


         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:   WNC Financial Group, L.P.  General Partner

By:   WNC & ASSOCIATES, INC.     General Partner



By:  /s/John B. Lester, Jr.
---------------------------
John B. Lester, Jr.        President

Date: June 16, 1997

By:   /s/Theodore M. Paul
-------------------------
Theodore M. Paul  Vice President - Finance

Date: June 16, 1997