Form 10-Q
period 1997-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1997-08-12
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                       FOR THE QUARTER ENDED JUNE 30, 1997

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets, June 30, 1997 and December 31,1996........................3

   Statement of Operations
            For the  three months and six months ended June 30,
            1997 and 1996....................................................4

   Statement of Partners' Equity
            For the six months ended June 30, 1997 and 1996..................5

   Statement of Cash Flows
            For the six months ended June 30, 1997 and 1996..................6

   Notes to Financial Statements.............................................7

 Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................................10

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K...................................12

  Signatures        .........................................................13

                       WNC HOUSING TAX CREDIT FUND II, L.P.
                        (A California Limited Partnership)

                               BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                               1997                     1996
                                               ----                     ----
                                   ASSETS

Cash and cash equivalents               $     212,439        $         208,303
 Investment in limited
  partnerships (Note 2)                     1,826,467                2,005,382
 Other assets                                     126                      587
                                           ----------               ----------

                                        $   2,039,032         $      2,214,272
                                           ==========               ==========

                          LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and
   affiliates (Note 3)                   $    830,662         $        758,827
                                           ----------               ----------

Partners' equity (deficit):
 General partner                              (47,459)                 (44,988)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                          1,255,829                1,500,433
                                           ----------               ----------
Total partners' equity                      1,208,370                1,455,445
                                           ----------                ---------

                                        $   2,039,032         $      2,214,272
                                           ==========               ==========



                                     UNAUDITED
                   See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND II, L.P.
                         (A California Limited Partnership)

                             STATEMENT  OF  OPERATIONS
             For  the Three and Six Months Ended June 30, 1997 and 1996

                                   1997                        1996
                            --------------------         --------------------
                            Three         Six            Three          Six
                            Months        Months         Months        Months

Interest income          $    3,357   $    4,567     $   2,663     $     5,245
                           --------      -------       -------        --------

Operating expenses:
Amortization                  5,338       10,676         5,338          10,676
Asset management
  fees (Note 3)              36,225       72,451        36,157          72,313
Legal and accounting          3,087        5,087         5,175           5,175
Other                         6,484        7,428         4,014           7,964
                           --------      -------      --------       ---------

Total operating expenses     51,134       95,642        50,684          96,128
                           --------      -------      --------       ---------

Loss from operations        (47,777)     (91,075)      (48,021)        (90,883)

Equity in loss from
 limited partnerships       (13,900)    (156,000)     (166,000)       (285,000)
                           --------     --------      --------        --------

Net loss                 $  (61,677)  $ (247,075)   $ (214,021)    $  (375,883)
                           ========     ========      ========        ========

Net loss allocated to:
  General partner        $     (617)      (2,471)       (2,140)         (3,759)
                           ========     ========      ========        ========

  Limited partners       $  (61,060)    (244,604)     (211,881)       (372,124)
                           ========     ========      ========        ========

Net loss per limited
 partner units (7,000 units
 issued and outstanding) $       (9)  $      (35)   $      (30)    $       (53)
                               =====       ======         =====           =====


                                  UNAUDITED
                  See Accompanying Notes to Financial Statements

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                           (California Limited Partnership)

                            STATEMENT OF PARTNERS'  EQUITY
                    For the Six Months Ended June 30, 1997 and 1996


For the Six  Months Ended June 30, 1997

                                        General        Limited
                                        Partner        Partner          Total

Equity (deficit), December 31, 1996  $  (44,988)   $  1,500,433   $  1,455,445

Net loss for the six months ended
  June 30, 1997                          (2,471)       (244,604)      (247,075)
                                       --------      ----------     ----------


Equity (deficit), June 30, 1997      $  (47,459)   $  1,255,829   $  1,208,370
                                       ========      ==========     ==========


For the Six  Months Ended June 30, 1996

                                        General        Limited
                                        Partner        Partner          Total

Equity (deficit), December 31, 1995  $  (37,063)    $ 2,285,000   $  2,247,937

Net loss for the six months ended
  June 30, 1996                          (3,759)       (372,124)      (375,883)
                                       --------      ----------     ----------


Equity (deficit), June 30, 1996      $  (40,822)    $ 1,912,876   $  1,872,054
                                       ========      ==========     ==========




                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                        WNC HOUSING TAX CREDIT FUND II, L.P.
                         (A California Limited Partnership)

                               STATEMENT OF CASH FLOWS
                  For the Six Months Ended June 30, 1997 and 1996


                                                    1997               1996
                                                    ----               ----
Cash flows used by operating activities:

 Net loss                                    $      (247,075)   $     (375,883)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Equity in loss of limited partnerships            156,000           285,000
   Amortization                                       10,676            10,676
   Asset management fee                               72,451            72,313
   Decrease in interest receivable and
    other assets                                       4,372               856
   Decrease in accrued fees and expense due
    to general partner and affiliates                   (616)           (2,289)
                                                   ---------          --------

     Net cash used by operating activities            (8,103)           (9,327)
                                                   ---------          --------

Cash flows provide by investing activities:
 Decrease in investment in limited partnerships        3,911
 Distributions from limited partnerships               8,328             5,926
                                                   ---------          --------
    Net cash provided by investing activities         12,239             5,926
                                                   ---------          --------

Net increase (decrease) in cash and cash equivalents
                                                       4,136            (3,401)

Cash and cash equivalents, beginning of period       208,303           238,482
                                                   ---------          --------

Cash and cash equivalent, end of period      $       212,439     $     235,081
                                                   =========          ========



                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                       For The Period Ended June 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months ended.

Organization
------------

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended June 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Cash and Cash Equivalents
-------------------------
The Partnership considers all bank certificates of deposit with an original maturity of three months or less to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The Partnership has acquired limited partnership interests in twenty-seven limited partnerships which own and operate multi-family residential rental complexes. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the local limited partnerships.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At June 30, 1997 seven of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of June 30, 1997 and December 31, 1996.

                                                  1997                   1996
                                                  ----                   ----
 Investment balance, beginning of period      $   2,005,382     $    2,606,673
 Reduction of capital contributions                  (3,911)                 -
 Equity in loss of limited partnerships            (156,000)          (568,488)
 Distributions                                       (8,328)           (11,451)
 Amortization of acquisition costs                  (10,676)           (21,352)
                                                    -------            -------
 Investment per balance sheet, end of period  $   1,826,467     $    2,005,382
                                                 ==========         ==========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended June 30, 1997


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the six months ended June 30, 1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                                 1997                   1996
                                                 ----                   ----

 Total revenue                              $  1,534,000       $     1,637,000
                                              ----------            ----------
 Interest expense                                455,000               615,000
 Depreciation                                    434,000               448,000
 Operating expenses                              918,000               862,000
                                              ----------            ----------
 Total expenses                                1,807,000             1,925,000
                                              ----------            ----------
 Net loss                                   $   (273,000)      $      (288,000)
                                              ==========            ==========
 Net loss allocable to the Partnership      $   (270,000)      $      (285,000)
                                              ==========            ==========
 Net loss recognized by the Partnership     $   (156,000)      $      (285,000)
                                              ==========            ==========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $72,451 and $72,313 was accrued for the six months ended June 30, 1997 and 1996, respectively. These amounts are reflected as an expense of the Partnership.

Accrued fees and advance due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1997 and December 31, 1996:

                                                  1997                1996
                                                  ----                ----

 Asset management fee                      $     830,662        $      758,211
 Reimbursement  due on expenses  paid by
 affiliate                                             0                   616
                                                --------              --------
 Total related party payables               $    830,662        $      758,827
                                                ========              ========


NOTE 4 - INCOME TAXES
---------------------

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $4,136 for the six months ended June 30, 1997. This increase in cash resulted as cash provided by the Partnership's investing and operating activities, primarily distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $212,000 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $247,000 and $376,000 the six months ended June 30, 1997 and 1996, respectively. The components items of revenue and expense are discussed below.

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

The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the six months ended June 30, 1996 as compared to the 1997 period reflecting lower interest expense and suspended recognition of losses for those limited partnerships reaching zero balance in their related investment account.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:    WNC Financial Group, L.P.,  General Partner

By:     WNC & ASSOCIATES, INC.,  General Partner

By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr., President

Date: August 12, 1997

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul, Vice President - Finance

Date: August 12, 1997