Form 10-Q
period 1997-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1997-11-07
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                            INDEX TO FORM 10-Q

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, September 30, 1997 and December 31,1996                    3

  Statement of Operations
     For the three months and nine months ended September 30,
     1997 and 1996                                                           4

  Statement of Partners' Equity
     For the nine months ended September 30, 1997 and 1996                   5

  Statement of Cash Flows
     For the nine months ended September 30, 1997 and 1996                   6

  Notes to Financial Statements                                              7

 Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     10



PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                   12

 Signatures                                                                 13

FINANCIAL STATEMENTS

                       WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

ASSETS                                         1997                     1996
                                               ----                     ----

Cash and cash equivalents               $      183,299        $         208,303
 Investment in limited
  partnerships - Note 2                      1,743,129                2,005,382

 Other assets                                    1,293                      587
                                             ---------                ---------
                                        $    1,927,721         $      2,214,272
                                             =========                =========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates -
   Note 3                               $      837,086         $        758,827
                                               -------                  -------

Partners' equity (deficit):
 General partner                               (48,636)                 (44,988)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                           1,139,271                1,500,433
                                             ---------                ---------
Total partners' equity                       1,090,635                1,455,445
                                             ---------                ---------
                                        $    1,927,721         $      2,214,272
                                             =========                =========




                                    UNAUDITED
                See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                           STATEMENT  OF  OPERATIONS
         For the Three and nine months Ended September 30, 1997 and 1996

                                   1997                            1996
                                   ----                            ----

                           Three           Nine           Three           Nine
                           Months         Months          Months         Months
Interest income       $     2,026    $     6,593    $      2,468   $      7,713
                         --------       --------       ---------      ---------

Operating expenses:
Amortization                5,338         16,014           5,338         16,014
Asset management
  fees (Note 4)            36,225        108,676          36,155        108,468
Legal and accounting       (1,250)         3,837               -          5,175
Other                       1,448          8,876             880          8,844
                         --------       --------       ---------      ---------

Total operating expenses   41,761        137,403          42,373        138,501
                         --------       --------       ---------      ---------

Loss from operations      (39,735)      (130,810)        (39,905)      (130,788)

Equity in loss from
 limited partnerships     (78,000)      (234,000)       (143,000)      (428,000)
                         --------       --------       ---------      ---------

Net loss              $  (117,735)   $  (364,810)   $   (182,905)   $  (558,788)
                         ========       ========       =========      =========

Net loss allocated to:
  General partner     $    (1,144)        (3,648)         (1,829)        (5,588
                         ========       ========       =========      =========

  Limited partners    $  (116,558)      (361,162)       (181,076)      (553,200)
                         ========       ========       =========      =========

Net loss per limited
 partner units (7,000
 units issued
 and outstanding)     $       (17)   $       (52)   $        (26)   $       (79)
                         ========       ========       =========      =========



                                        UNAUDITED
                   See Accompanying Notes to Financial Statements

                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                           STATEMENT OF PARTNERS'  EQUITY
               For the Nine Months Ended September 30, 1997 and 1996




For the Nine Months Ended September 30, 1997

                                           General        Limited
                                           Partner        Partner         Total

Equity (deficit), December 31, 1996   $    (44,988)  $  1,500,433  $  1,455,445

Net loss for the nine months ended
  September 30, 1997                        (3,648)      (361,162)     (364,810)
                                        ----------     ----------     ---------


Equity (deficit), September 30, 1997  $    (48,636)  $  1,139,271  $  1,090,635
                                        ==========     ==========     =========



For the Nine Months Ended September 30, 1996
                                           General        Limited
                                           Partner        Partner         Total

Equity (deficit), December 31, 1995   $    (37,063)  $  2,285,000   $ 2,247,937

Net loss for the nine months ended
  September 30, 1996                        (5,588)      (553,200)     (558,788)
                                        ----------     ----------     ---------


Equity (deficit), September 30, 1996  $    (42,651)  $  1,731,800   $ 1,689,149
                                        ==========     ==========     =========


                                  UNAUDITED
                  See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                              STATEMENT OF CASH FLOWS

               For the Nine Months Ended September 30, 1997 and 1996


                                                       1997               1996
Cash flows used by operating activities:               ----               ----

 Net loss                                      $    (364,810)    $     (558,788)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships            234,000            428,000
   Amortization                                       16,014             16,014
   Asset management fee                               76,676             73,468
   (Increase)Decrease in other assets                   (706)               264
    Increase (decrease) in accrued fees and
      expense due to general partner and affiliates    1,583             (2,009)
                                                  ----------          ---------

       Net cash used by operating activities         (37,243)           (43,051)
                                                  ----------          ---------

Cash flows provide by investing activities:
  Decrease in investment                               3,911                -
  Distribution from limited partnerships               8,328              5,926
                                                  ----------          ---------
    Net cash provided by investing activities         12,239              5,926
                                                  ----------          ---------

Net decrease in cash and cash equivalents            (25,004)           (37,125)

Cash and cash equivalents, beginning of period       208,303            238,482
                                                  ----------          ---------

Cash and cash equivalent, end of period         $    183,299     $      201,357
                                                  ==========          =========



                                    UNAUDITED
                  See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                     For The Period Ended September 30, 1997


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months ended.

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

                                      7
 .

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                     For The Period Ended September 30, 1997

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

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At September 30, 1997 seven of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of September 30, 1997 and December 31, 1996.

                                                    1997                  1996
                                                    ----                  ----

 Investment balance, beginning of period    $    2,005,382       $    2,606,673
 Reduction of capital contributions                 (3,911)                   -
 Equity in loss of limited partnerships           (234,000)            (568,488)
 Distributions                                      (8,328)             (11,451)
 Amortization of acquisition costs                 (16,014)             (21,352)
                                                 ---------            ---------
 Investment per balance sheet,
   end of period                            $    1,743,129       $    2,005,382
                                                 =========            =========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                     For The Period Ended September 30, 1997

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the nine months ended September 30, 1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                  1997                   1996
                                                  ----                   ----

 Total revenue                             $   2,301,000        $     2,456,000
                                             -----------            -----------
 Interest expense                                681,000                923,000
 Depreciation                                    651,000                673,000
 Operating expenses                            1,377,000              1,293,000
                                             -----------            -----------
 Total expenses                                2,709,000              2,889,000
                                             -----------            -----------
 Net loss                                  $    (408,000)       $      (433,000)
                                             ===========            ===========
 Net loss allocable to the Partnership     $    (404,000)       $      (428,000)
                                             ===========            ===========
 Net loss recognized by the Partnership    $    (234,000)       $      (428,000)
                                             ===========            ===========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $108,676 and $108,468 was accrued for the nine months ended September 30, 1997 and 1996, respectively. These amounts are reflected as an expense of the Partnership.

Accrued fees and advance due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1997 and December 31, 1996:

                                                       1997              1996
                                                       ----              ----

  Asset management fee                         $     834,887       $    758,211
  Reimbursement  due on expenses  paid by
    affiliate                                          2,199                616
                                                  ----------          ---------
  Total related party payables                 $     837,086       $    758,827
                                                  ==========          =========


NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $25,000 for the nine months ended September 30, 1997. This decrease in cash resulted from cash (used) in operating activities and cash provided by the Partnership's investing activities of approximately ($37,000) and $12,000, respectively. Cash provided by investing activities consisted of primarily of distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $37,000 for the nine months ended September 30, 1996. This decrease in cash resulted from cash (used) in operating activities and cash provided by the Partnership's investing activities of approximately ($43,000) and $6,000, respectively. Cash provided by investing activities consisted of entirely of distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $185,000 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations
---------------------

Consistent with the Partnership's investment objectives, each limited partnership is generating federal low income housing credits for a period of approximately ten years, and (as discussed below) is generating or is expected to generate losses until sale of the apartment complex(es).

As reflected on its Statements of Operations, the Partnership has losses of approximately $365,000 and $559,000 the nine months ended September 30, 1997 and 1996, respectively. The components items of revenue and expense are discussed below.

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

The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the nine months ended September 30, 1996 as compared to the 1997 period reflecting lower interest expense and suspended recognition of losses for those limited partnerships reaching zero balance in their related investment account.


Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:   WNC Financial Group, L.P.  General Partner


By:   WNC & ASSOCIATES, INC.     General Partner



By:  /s/John B. Lester, Jr.
_____________________________________________________
John B. Lester, Jr.        President

Date: November 7, 1997

By:  /s/Theodore M. Paul
_____________________________________________________
Theodore M. Paul  Vice President - Finance

Date: November 7, 1997