Form 10-K
period 1997-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 1998-04-15
CIK 860331

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable.


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

NONE

Item 1.  Business

Organization
------------

WNC Housing Tax Credit Fund II, L.P. ("HTCF II" or the "Partnership") is a California limited partnership formed under the laws of the State of California on January 19, 1990. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits (the "Low Income Housing Credit").


The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). The general partners of WNC Financial Group, L.P. are WNC & Associates, Inc. ("Associates" .) and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr. through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of Associates John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, just less than 30% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

On April 27, 1990, the Partnership commenced a public offering of 12,000 units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. The General Partner concluded the sale of Units on December 31, 1992. A total of 7,000 Units representing $7,000,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business
-----------------------

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in local limited partnerships ("Local Limited Partnerships") each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten year period (the "Credit Period". The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interest in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1997, HTCF II had invested in twenty seven Local Limited Partnerships. Each of these Local Limited Partnerships own an Apartment Complex that is eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the Local Limited Partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1997, all of the Apartment Complexes were completed and in operation. The Apartment Complexes owned by the Local Limited Partnerships in which HTCF II has invested were developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. HTCF II became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with Local General Partners. As a limited partner, HTCF II liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Limited Partnerships in which HTCF II is a limited partner.


                           SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                      IN WHICH HTCF II HAS AN INVESTMENT
                                                                      December 31, 1997
                                               -----------------------------------------------------------------
                                                                                             Percentage of
                                               No.of         Units            Units             Total Units
Name & Location                                Units       Completed         Occupied            Occupied
---------------                                -----       ---------         --------            --------


Airport Road Assoc.                                40               40               40                    100%
  Slidell, Louisiana
Am-Kent Associates, Ltd.                           32               32               32                    100%
  Amite & Kentwood, Louisiana
Arizona I                                          42               42               32                     76%
  Show Low, Arizona
Ashland Investment Group                           40               40               39                     98%
  Ashland, Oregon
Brantley Housing, Ltd.                             19               19               19                    100%
  Brantley, Alabama
Brian's Village Apartments, Ltd.                   28               28               28                    100%
  Mannford, Oklahoma
Candlerigde Apartments of Perry LP                 23               23               23                    100%
  Perry, Iowa

                           SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                      IN WHICH HTCF II HAS AN INVESTMENT
                                                                      December 31, 1997
                                               -----------------------------------------------------------------
                                                                                             Percentage of
                                               No.of         Units            Units             Total Units
Name & Location                                Units       Completed         Occupied            Occupied
---------------                                -----       ---------         --------            --------
Candlerigde Apts. of Runnells L.P.                 15               15               15                    100%
  Runnells, Iowa
Casa Allegre Limited Partnership                   42               42               42                    100%
  Las Vegas, New Mexico
Castroville Village, Ltd.                          40               40               40                    100%
  Castroville, Texas
Cherokee                                           31               31               31                    100%
  Rogersville, Tennessee
Divall Midland Associates Limited II               32               32               25                     78%
  Port Washington, Wisconsin
Eclectic Housing, Ltd                              15               15               15                    100%
  Electic, Alabama
Elizabeth Square                                   48               48               47                     98%
  Raceland, Louisiana
Emory Capital, L.P.                                16               16               15                     94%
  Emory, Texas
Emory Manor, L.P.                                  24               24               23                     96%
  Emory, Texas
Idalou Manor, L.P.                                 24               24               24                    100%
  Idalou, Texas
Jefferson Capital, L.P.                            30               30               28                     93%
  Jefferson, Texas
Jefferson Manor, L.P.                              32               32               29                     91%
  Jefferson, Texas
Lake View, a Wisconsin Limited                     40               40               39                     98%
  Partnership
Littlefield Manor, L.P.                            24               24               20                     83%
  Littlefield, Texas
Perry County Housing, Ltd.                         15               15               15                    100%
  Uniontown, Alabama
Pine Hill Housing, Ltd.                            19               19               18                     95%
  Pine Hill, Alabama
Rociada Partners Limited                           28               28               27                     96%
  Hereford, Texas
Wadley Housing, Ltd.                               15               15               14                     93%
  Wadley, Alabama
Whitewater Woods,                                  40               40               38                     95%
  Whitewater, Wisconsin
Willcox Investment Group                           30               30               28                     93%
  Willcox, Arizona
                                                 ----      -----------       ----------        ----------------

Totals                                           784               784              746                     95%
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

         NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At December 31, 1997, there were 575 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received The Limited Partners received Low Income Housing Credits of $145, $145 and $145 for 1997,1996 and 1995, respectively, per Unit.


Item 6.  Selected Financial Data

                                                        Years ended December31,
                                   ----------------------------------------------------------------------------

                                     1997            1996             1995            1994            1993

                                     ----            ----             ----            ----            ----
Revenues                             $5,785          $10,157         $11,368          $9,287          $11,193

Partnership operating
expenses                           (179,503)        (234,161)       (186,417)       (181,780)        (176,139)

Equity in loss of
Local Limited                      (143,021)        (568,488)       (602,163)       (544,630)        (634,893)
                                   --------         --------        --------        ---------        --------
Partnership

Net loss                          $(316,739)       $(792,492)      $(777,212)     $ (717,123)       $(799,839)
                                   ========         ========         =======       =========         ========

Net loss per Limited
Partnership Interest              $     (45)       $    (112)      $    (110)      $    (101)       $    (113)
                                     =======         ========        ========        =========       =========

Total assets                      $2,010,083       $2,214,272      $2,898,812      $3,530,041       $4,189,583
                                   =========        =========       =========       =========        =========

                                                        Years ended December31,
                                  ----------------------------------------------------------------------------

                                     1997            1996             1995            1994            1993

                                     ----            ----             ----            ----            ----
Net investment in
Local Limited Partnerships        $1,828,770       $2,005,382      $2,606,673      $3,289,100       $3,812,614
                                   =========        =========       =========       =========       ==========

Capital contributions
payable to
Local Limited Partnerships        $        0       $        0      $        0      $        0       $  132,820
                                   =========       ==========       =========      ==========       ==========




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash of approximately $27,000 for the period ended December 31, 1997. This decrease in cash consisted of cash used in investing activities of approximately $12,200 and used in operating activities of approximately $39,200. Cash provided by investing activities consisted entirely of distributions from Local Limited Partnerships. Cash provided by operating activities consisted of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash of approximately $30,200 for the period ended December 31, 1996. This decrease in cash was as a result of cash from investing activities consisting entirely of distributions from Local Limited Partnerships of approximately $11,400 offset by operating activities of approximately $41,600. Cash provided by operating activities consisted of interest income and payment of receivable from affiliates. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1997, the General Partner has invested in 27 Local Limited Partnerships. The Partnership raised $7,000,000 from investors by means of its public offering and applied the Net Proceeds thereof available for investment to the payment of Acquisition Fees and Acquisition Expenses, the establishment of Reserves, the payment of operating expenses and the acquisition of investments in Local Limited Partnerships which own the Apartment Complexes.

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

Under its partnership agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the apartment complexes owned by the local limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the local general partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the local limited partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.


Liquidity
---------

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

Results of Operations
---------------------

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

As reflected on its Statements of Operations, the Partnership had losses of $316,739, $792,492, and $777,212, for the years ended December 31, 1997, 1996, and 1995, respectively. The component items of revenue and expense are discussed below.

Revenue. Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to 0.5% of Invested asset in local Limited Partnerships: accordingly the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnerships' capital contributions to the Local Limited Partnerships plus the Partnership's share of the debts related to the Apartment Complexes owned by such Local Limited Partnerships). The annual management fee incurred was $144,903, $144,903, and $144,903 for the years ended December 31, 1997, 1996, and 1995, respectively, of which $32,000 and $35,000 were paid in 1997 and 1996, respectively.

Office expense consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Local Limited Partnerships. The Partnership's equity in losses from Local Limited Partnerships is equal to 99% of the aggregate net loss of the Local Limited Partnerships. After rent-up, the Local Limited Partnerships have generated and are expected to continue generating losses during each year of operations. This is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income. These losses were greater for the years ended December 31, 1996 and 1995 as compared to the year ended December 31, 1997 period reflecting lower interest expense and suspended recognition of losses for those limited partnerships reaching zero balance in their related investment account.

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


Item 7A. Quantitative and Qualitative and Qualitative Disclosures About Market Risk

         NONE.

Item 8.  Financial Statements and Supplementary Data

OMITTED


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.


The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President Acquisitions. He has 11 years' experience in analysis pertaining to the development of multi-family and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of December 31, 1997 approximately $1,037,000 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total paid to the General Partner or its affiliates, approximately $1,037,000 was paid (reallowed) by the General Partner or its affiliates to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 9% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). The Partnership paid the General Partner or its affiliates as of December 31, 1997 acquisition fees of $630,000.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expenses expended by such persons on behalf of the Partnership in the amounts $10,581.

(d) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.) Fees of $144,903, $144,903, $144,903, $144,903, and $134,168 were incurred for 1997, 1996, 1995,1994, and 1993, respectively.

(e) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "6% Preferred Return" means a 6% annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their net capital contributions. For this purpose, the net capital contributions of the Limited Partners shall be equal to their Capital Contributions, reduced by the amount treated as returned to the Limited Partners.


(f) The General Partner was allocated Low Income Housing Credits of $10,257 and 10,258 for 1997 and 1996, respectively.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

 No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)      Security Ownership of Management

Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

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

WNC & Associates, Inc. All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements: Report of independent public accountants.

Balance sheet as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

Statement of Partners' Equity for the years ended December 31, 1997, 1996, and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

Notes to Financial Statements.

Financial Statement Schedules
N/A

Exhibits

(3) Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10 K for the year ended December 31, 1994. (10) Material contracts 10.1 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Perry, L.P. II filed as exhibit 10.1 to Form
8-K dated May 26, 1994 is hereby  incorporated  herein by  reference  as exhibit
10.1.

10.2 Second Amended and Restated Agreement of Limited Partnership of Parlier Garden Apts. filed as exhibit 10.2 to the current report Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Agreement of Limited Partnership of Rosewood Apartments Limited Partnership filed as exhibit 10.3 to the current report Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Agreement of Limited Partnership of Limited Partnership of Nueva Sierra Vista Associates filed as exhibit 10.4 to the Form 8-K/A Amendment No. 1 to Current Report dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Memory Lane Limited Partnership filed as exhibit 10.1 to Form 8-K dated July 7, 1994 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Second Amended and Restated Agreement of Limited Partnership of Tahoe Pines Apartments filed as exhibit 10.1 to Form 8-K dated July 27, 1994 is hereby incorporated herein by reference as exhibit 10.6.

Reports on Form 8-K

No current reports of Form 8-K were filed during the fourth quarter ended December 31, 1997.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant
By:  WNC & Associates, Inc.         General Partner of WNC Financial Group, L.P.



By:          /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.
Date: April 13, 1998



By:          /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice-president Finance of WNC & Associates, Inc.
Date: April 13, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:        /s/ Wilfred N. Cooper, Sr.
-----------------------------------------------------
Wilfred N. Cooper, Sr.      Chairman of the Board of WNC & Associates, Inc.
Date: April 13, 1998



By:          /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        Director of WNC & Associates, Inc.
Date: April 13, 1998


By:          /s/ David N. Shafer.
-----------------------------------------------------
John B. Lester, Jr.        Director of WNC & Associates, Inc.
Date: April 13, 1998