Form 10-K/A
period 1997-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 1998-04-28
CIK 860331

AMENDMENT NO. 1 TO FORM 10-K

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


Item 7A. Quantitative and Qualitative and Qualitative Disclosures About Market Risk

         NONE.

Item 8.  Financial Statements and Supplementary Data

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 91% of the total assets of WNC Housing Tax Credit Fund II, L.P. at December 31, 1997 and 1996. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.






                                                            /s/CORBIN & WERTZ
                                                            -----------------
                                                               CORBIN & WERTZ

Irvine, California
March 13, 1998

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996




                                                                               1997                    1996
                                                                          ---------------         ---------------
ASSETS

Cash and cash equivalents                                               $        181,313        $         208,303

Investments in limited partnerships (Note 2)                                   1,828,770                2,005,382

Other assets                                                                           -                      587
                                                                         ---------------         ----------------

                                                                        $      2,010,083        $       2,214,272
                                                                         ===============         ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities -
   Accrued fees and expenses due to general partner
    and affiliates (Note 3)                                             $        871,377        $         758,827
                                                                         ---------------         ----------------

Partners' equity (deficit):
   General partner                                                               (48,155)                 (44,988)
   Limited partners (12,000 units authorized; 7,000
    units issued and outstanding at December 31,
    1997 and 1996)                                                             1,186,861                1,500,433
                                                                         ---------------         ----------------

         Total partners' equity                                                1,138,706                1,455,445
                                                                         ---------------         ----------------

                                                                        $      2,010,083        $       2,214,272
                                                                         ===============         ================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                       1997                    1996                     1995
                                                  ----------------        ----------------        -----------------

Interest income                                 $          5,785        $         10,157        $          11,368
                                                 ---------------         ---------------         ----------------

Operating expenses:
   Amortization (Note 3)                                  21,352                  21,352                   23,266
   Partnership management fees
    (Note 3)                                             144,903                 144,903                  144,903
   Other                                                  13,248                  67,906                   18,248
                                                 ---------------         ---------------         ----------------

         Total operating expenses                        179,503                 234,161                  186,417
                                                 ---------------         ---------------         ----------------

Loss from operations                                    (173,718)               (224,004)                (175,049)

Equity in losses from limited
 partnerships (Note 2)                                  (143,021)               (568,488)                (602,163)
                                                 ---------------         ---------------         ----------------

Net loss                                        $       (316,739)        $      (792,492)       $        (777,212)
                                                ================         ===============        =================

Net loss allocated to:
   General partner                              $         (3,167)       $         (7,925)       $          (7,772)
                                                 ===============         ===============         ================
   Limited partners                             $       (313,572)       $       (784,567)       $        (769,440)
                                                 ===============         ===============         ================

Net loss per limited partner unit               $         (44.80)       $        (112.08)       $         (109.92)
                                                 ===============         ===============         ================

Outstanding weighted limited
 partners units                                            7,000                   7,000                    7,000
                                                 ===============         ===============         ================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1997, 1996 and 1995



                                                  General Partner             Limited
                                                                             Partners                  Total
                                                  ----------------        ----------------        -----------------


Equity (deficit) at January 1, 1995             $        (29,291)       $      3,054,440        $       3,025,149


Net loss                                                  (7,772)               (769,440)                (777,212)
                                                ----------------        ----------------         ----------------


Equity (deficit) at December 31, 1995                    (37,063)              2,285,000                2,247,937


Net loss                                                  (7,925)               (784,567)               (792,492)
                                                ----------------        ----------------         ----------------


Equity (deficit) at December 31, 1996                    (44,988)              1,500,433                1,455,445


Net loss                                                  (3,167)               (313,572)               (316,739)
                                                ----------------        ----------------         ----------------


Equity (deficit) at December 31, 1997           $        (48,155)       $      1,186,861        $       1,138,706
                                                 ===============         ===============         ================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                       1997                    1996                     1995
                                                  ----------------        ----------------        -----------------

Cash flows from operating activities:
   Net loss                                     $       (316,739)       $       (792,492)       $        (777,212)
   Write-off of receivables from
     limited partnerships                                      -                  52,726                        -
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Amortization                                       21,352                  21,352                   23,266
       Equity in loss from limited
        partnerships                                     143,021                 568,488                  602,163
       Change in other assets                                587                     344                      357
       Increase in accrued fees and
         expenses due to general partner
         and affiliates                                  112,550                 107,952                  145,983
                                                 ---------------         ---------------         ----------------

   Net cash used in operating activities                 (39,229)                (41,630)                  (5,443)
                                                 ---------------         ---------------         ----------------

Cash flows provided by investing
 activities -
   Distributions from limited partnerships                12,239                  11,451                    6,186
                                                 ---------------         ---------------         ----------------

Net change in cash and cash equivalents                  (26,990)                (30,179)                     743

Cash and cash equivalents, beginning
  of year                                                208,303                 238,482                  237,739
                                                 ---------------         ---------------         ----------------

Cash and cash equivalents, end of year          $        181,313        $        208,303        $         238,482
                                                 ===============         ===============         ================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

   Interest paid                                $              -        $              -        $               -
                                                 ===============         ===============         ================
   Taxes paid                                   $            800        $            800        $             800
                                                 ===============         ===============         ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:

   During 1995, the Partnership decreased its investments in partnerships and recorded a receivable from limited partnerships amounting to $52,726. During 1996, such amounts were written-off as uncollectible.

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) (the "Partnership") was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. Cash equivalents consists of a money market account.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1997 and 1996, the Partnership had incurred offering expenses and selling expenses of $1,036,840 which are reflected as a reduction of partners' equity.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit was computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997 and 1996, the Partnership has acquired limited partnership interests in twenty-seven limited partnerships which own and operate apartment complexes consisting of 784 apartment units. The respective general partners of the limited partnerships manage the day-to-day operations of the limited partnerships. Significant limited partner business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investment in limited partnerships as shown in the accompanying balance sheets at December 31, 1997 and 1996 are approximately $905,000 and $503,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements. This difference is due to unrecorded loss, as discussed below, and to acquisition and other costs related to the acquisition of the limited partnerships which were capitalized to the Partnership's investment account. Capitalized costs are being amortized over 30 years (see Note 3).

Equity in losses from limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At December 31, 1997 and 1996, the investment accounts in certain limited partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1997 amounting to approximately $427,000 have not been recognized. As of December 31, 1997, the aggregate share of net losses not recognized by the Partnership amounted to $427,000.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                                               1997                    1996
                                                                          ---------------         ---------------

Investments per balance sheet, beginning of year                        $      2,005,382        $       2,606,673
Equity in losses of limited partnerships                                        (143,021)                (568,488)
Distributions                                                                    (12,239)                 (11,451)
Amortization of capitalized acquisition costs and fees                           (21,352)                 (21,352)
                                                                         ---------------         ----------------

                                                                        $      1,828,770        $       2,005,382
                                                                         ===============         ================

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                               1997                    1996
                                                                          ---------------         ---------------


ASSETS

Buildings and improvements, net of accumulated
 depreciation of $6,159,000 and $5,308,000 for 1997
 and 1996, respectively                                                 $     22,715,000        $      23,499,000
Land                                                                           1,354,000                1,354,000
Other assets                                                                   1,812,000                1,780,000
                                                                         ---------------         ----------------

                                                                        $     25,881,000        $      26,633,000
                                                                         ===============         ================

LIABILITIES AND PARTNER'S CAPITAL

Mortgage loans payable                                                  $     23,195,000        $      23,640,000
Other liabilities                                                                983,000                  695,000
                                                                         ---------------         ----------------
         Total liabilities                                                    24,178,000               24,335,000
                                                                         ---------------         ----------------

Partners' capital:
   WNC Housing Tax Credit Fund II, L.P.                                          924,000                1,502,000
   Other partners                                                                779,000                  796,000
                                                                         ---------------         ----------------
         Total partners' capital                                               1,703,000                2,298,000
                                                                         ---------------         ----------------

                                                                        $     25,881,000        $      26,633,000
                                                                         ===============         ================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       1997                    1996                     1995
                                                  ----------------        ----------------        -----------------

Total revenues, including interest
 and rent subsidies                             $      3,179,000        $      3,068,000        $       3,275,000
                                                 ---------------         ---------------         ----------------

Expenses:
   Operating expenses                                  1,984,000               1,837,000                1,724,000
   Interest expense                                      920,000                 937,000                1,262,000
   Depreciation and amortization                         851,000                 868,000                  897,000
                                                 ---------------         ---------------         ----------------

         Total expenses                                3,755,000               3,642,000                3,883,000
                                                 ---------------         ---------------         ----------------

Net loss                                        $       (576,000)       $       (574,000)       $        (608,000)
                                                 ===============         ===============         ================

Net loss allocable to the Partnership           $       (570,000)       $       (568,000)       $        (602,000)
                                                 ===============         ===============         ================

During all periods presented, certain limited partnerships incurred operating losses and had working capital deficiencies. In the event these limited partnerships incur significant operating losses in the future, additional capital contributions by the Partnership may be required to sustain the operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Selection fees equal to 9% of the gross proceeds from the sale of partnership units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1997 and 1996, selection fees of $630,000 have been incurred and included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $139,731 and $118,731 as of December 31, 1997 and 1996,
          respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership incurred acquisition costs of $10,581 which have been included in limited partnership investment. Accumulated amortization amounted to $2,796 and $2,444 as of December 31, 1997 an 1996, respectively.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual management fee equal to 0.5% of the invested assets of the limited partnerships, as defined, including the Partnership's allocable share of the mortgages. Management fees of $144,903 were incurred during 1997, 1996 and 1995, respectively, of which $32,000 and $35,000 were paid in 1997 and 1996, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services.

Accrued fees and expenses due to general partner and affiliates consist of the following at December 31:

                                                                                       December 31,
                                                                          ---------------------------------------
                                                                               1997                    1996
                                                                          ---------------         ---------------

Annual management fee                                                   $        871,114        $         758,211
Reimbursement due on expenses paid by affiliate                                      263                      616
                                                                         ---------------         ----------------

Total related party payables                                            $        871,377        $         758,827
                                                                         ===============         ================

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

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