Form 10-Q
period 1998-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 1998-05-13
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

       Balance Sheets, March 31, 1998 and December 31, 1997                  3


       Statement of Operations
           For the three months ended March 31, 1998 and 1997                4

      Statement of Partners' Equity
             For the three months ended March 31, 1998 and 1997              5

      Statement of Cash Flows
             For the three months ended March 31, 1998 and 1997              6

      Notes to Financial Statements                                          7

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   10


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                 12

   Signatures                                                               13

FINANCIAL STATEMENTS

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                     1998             1997
                                                     ----             ----

                                    ASSETS

Cash and cash equivalents                    $      187,707      $     181,313
 Investment in limited
  partnerships - Note 2                           1,750,127          1,827,770
                                                  ----------         ---------
                                             $    1,937,834      $   2,010,083
                                                  =========          =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3   $      910,531      $     871,377
                                                    -------            -------

Partners' equity (deficit):
 General partner                                    (49,269)           (48,155)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                                1,076,572          1,186,861
                                                  ---------          ---------
Total partners' equity                            1,027,303          1,138,706
                                                  ---------          ---------

                                             $    1,937,834      $   2,010,083
                                                  =========          =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements
                                       3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997

                                                1998                 1997
                                                ----                 ----


Interest income                           $      3,850           $     1,210
                                                ------                 -----

Operating expenses:
Amortization                                     5,338                 5,338
Asset management
  fees (Note 4)                                 36,226                36,226
Legal and accounting                             2,000                 2,000
Other                                              929                   944
                                                ------                ------
Total operating expenses                        44,493                44,508
                                               -------                ------

Loss from operations                           (40,643)              (43,298)

Equity in loss from
 limited partnerships                          (70,760)             (142,100)
                                               --------             ---------

Net loss                                  $   (111,403)          $  (185,398)
                                              =========             =========

Net loss allocated to:
  General partner                         $     (1,114)          $    (1,854)
                                                =======               =======

  Limited partners                        $   (110,289)          $  (183,544)
                                              =========             =========

Net loss per limited
 partner units (7,000 units
 issued and outstanding)                  $        (16)          $       (26)
                                                    ====                 ====


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
               For the Three Months Ended March 31, 1998 and 1996




For the Three Months Ended March 31, 1998
                                                         General                 Limited
                                                         Partner                 Partner                 Total
                                                         -------                 -------                 -----
Equity (deficit), December 31, 1997                $     (48,155)          $    1,186,861       $     1,138,706


Net loss for the three months ended
 March 31, 1998                                           (1,114)                (110,289)             (111,403)
                                                         -------                ---------             ---------

Equity (deficit), March 31, 1998                   $     (49,269)          $    1,076,572       $     1,027,303
                                                         =======                =========             =========







For the Three Months Ended March 31, 1997
                                                         General                 Limited
                                                         Partner                 Partner                 Total
                                                         -------                  -------                -----
Equity (deficit), December 31, 1996                $     (44,988)          $    1,500,433       $     1,455,445


Net loss for the three months ended
  March 31, 1996
                                                          (1,854)                (183,544)             (185,398)
                                                         -------                ---------              --------

Equity (deficit), March 31, 1997                   $     (46,842)          $    1,316,889       $     1,270,047
                                                         =======                =========             =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 1998 and 1997


                                                             1998                 1997
                                                             ----                 ----

Cash flows provided by operating activities:
  Net loss                                               $  (111,403)       $  (185,398)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Equity in loss of limited partnerships                    70,760            142,100
    Amortization                                               5,338
                                                                                  5,338
    Asset management fee                                      36,225             36,226
    Decrease in interest receivable and other assets
                                                                                    234
    Decrease in accrued fees and expense due to
     general partner and affiliates                            2,929              2,329
                                                               -----              -----


       Net cash provided by operating activities               3,849                829
                                                               -----              -----


Cash flows provide by investing activities:
    Distribution from limited partnerships                     2,545                  -
                                                               -----              -----


Net increase in cash and cash equivalents                      6,394                829

Cash and cash equivalents, beginning of period               181,313            208,303
                                                             -------            -------

Cash and cash equivalent, end of period                  $   187,707        $   209,132
                                                            ========            =======




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                       For The Period Ended March 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund II, L.P. (the "Partnership") Annual Report for the year ended December 31, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended.

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended March 31, 1998

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

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At March 31, 1998, eight of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of March 31, 1998 and December 31, 1997.

                                                             1998                       1997
                                                             ----                       ----
      Investment balance, beginning of period          $   1,828,770            $    2,005,382
      Equity in loss of limited partnerships                 (70,760)                 (143,021)
      Distributions                                           (2,545)                  (12,239)
      Amortization of acquisition costs                       (5,338)                  (21,352)
                                                              ------                   -------
      Investment per balance sheet, end of period      $   1,750,127            $    1,828,770
                                                           =========                 =========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended March 31, 1998

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS(CONTINUED)
------------------------------------------------------

Selected financial information for the three months ended March 31, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                         1998                      1997
                                         ----                      ----
        Total revenue              $     795,000            $     767,000
                                         --------                 -------

        Interest expense                  223,000                 234,300
        Depreciation                      213,000                 216,900
        Operating expenses                496,000                 459,400
                                          -------                 -------
        Total expenses                    932,000                 910,600
                                         --------                 -------
        Net loss                   $     (137,000)          $   ($143,600)
                                         =========              ==========
        Net loss allocable to the
          Partnership              $      (70,760)          $   ($142,100)
                                          =======               ==========



NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $36,226 and $36,156 was accrued for the three months ended March 31, 1998 and 1997, respectively. These amounts are reflected as an expense of the Partnership.

Accrued fees and advance due to affiliates of the General Partner included in the accompanying balance sheet consist of the following at March 31, 1998 and December 31, 1997:

                                                    1998                 1997
                                                    ----                 ----
   Asset management fee                       $   907,339           $   871,114
   Reimbursement  due on expenses  paid by
   affiliate                                        3,192                   263
                                                 --------              --------
   Total related party payables               $   910,531           $   871,377
                                                  =======               =======
NOTE 4 - INCOME TAXES
---------------------

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

 Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $6,400 for the three months ended March 31, 1998. This increase in cash resulted as cash provided by the Partnership's investing and operating activities. Cash provided by investing activities consisted entirely of distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses.
Cash provided by operations consisted primarily of interest received on cash deposits.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $800 for the three months ended March 31, 1997. This increase in cash resulted as cash provided by the Partnership's operating activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $188,000 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $111,000 and $185,000 the three months ended March 31, 1998 and 1997, respectively. The components items of revenue and expense are discussed below.

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

The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the three months ended March 31, 1997 as compared to the 1998 period.

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

None.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner

By:  WNC & ASSOCIATES, INC.         General Partner


By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: May 12, 1998

By: /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: May 12, 1998