Form 10-Q
period 1998-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1998-08-05
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                       FOR THE QUARTER ENDED JUNE 30, 1998




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets, June 30, 1998 and December 31,1997.......................3


    Statement of Operations
             For the  three months and six months ended June 30,
             1998 and 1997...................................................4

    Statement of Partners' Equity
             For the six months ended June 30, 1998 and 1997.................5

    Statement of Cash Flows
             For the six months ended June 30, 1998 and 1997.................6

    Notes to Financial Statements............................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................10

  Item 3.  Quantitative and Qualitative Disclosures
          Above Market Risks................................................12

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................12

  Signatures................................................................13

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                          1998                     1997
                                          ----                     ----
                                     ASSETS

Cash and cash equivalents            $   178,456             $    181,313
 Investment in limited
  partnerships (Note 2)                1,664,749                1,828,770
 Other assets
                                               -                        -
                                      ----------               ----------

                                     $ 1,843,205             $  2,010,083
                                      ==========               ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
   (Note 3)                          $   945,060             $    871,377
                                      ----------               ----------

Partners' equity (deficit):
 General partner                         (50,561)                 (48,155)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                       948,706                1,186,861
                                      ----------               ----------
Total partners' equity                   898,145                1,138,706
                                      ----------               ----------

                                     $ 1,843,205             $  2,010,083
                                      ==========               ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1998 and 1997

                                        1998                      1997
                                        ----                      ----
                                Three          Six         Three         Six
                                Months        Months       Months       Months
                                ------        ------       ------       ------

Interest income            $    2,621     $   6,471    $   3,357    $   4,567
Miscellaneous income            1,200         1,200            -            -
                                -----         -----        -----         ----
                                3,821         7,671        3,357        4,567
                                -----         -----        -----        -----
Operating expenses:
Amortization                    5,338        10,676        5,338       10,676
Asset management
  fees (Note 3)                36,225        72,451       36,225       72,451
Legal and accounting            3,500         5,500        3,087        5,087
Other                           8,676         9,605        6,484        7,428
                             --------      --------     --------     --------
Total operating expenses       53,737        98,232       51,134       95,642
                             --------      --------     --------     --------
Loss from operations          (48,718)      (90,561)     (47,777)     (91,075)
Equity in loss from
 limited partnerships         (79,240)     (150,000)     (13,900)    (156,000)
                             --------      --------     --------     --------

Net loss                   $ (127,958)   $ (240,561)   $ (61,677)  $ (247,075)
                             ========      ========     ========     ========

Net loss allocated to:
  General partner          $   (1,292)       (2,406)        (617)      (2,471)
                              ========      ========     ========     ========

  Limited partners         $ (127,866)     (238,155)     (61,060)    (244,604)
                             ========      ========     ========     ========

Net loss per limited
 partner units (7,000 units
 issued and outstanding)   $     (18)   $       (35)  $       (9)   $     (35)
                             ========      ========     ========     ========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                For the Six Months Ended June 30, 1998 and 1997




For the Six Months Ended June 30, 1998
--------------------------------------
                                         General        Limited
                                         Partner        Partner         Total
                                         -------        -------         -----

Equity (deficit), December 31, 1997   $  (48,155)   $ 1,186,861    $ 1,138,706

Net loss for the six months ended
  June 30, 1998                           (2,406)      (238,155)      (240,561)
                                       ---------      ---------      ---------

Equity (deficit), June 30, 1998       $  (50,561)   $   948,706    $   898,145
                                       =========      =========      =========





For the Six Months Ended June 30, 1997
--------------------------------------
                                        General         Limited
                                        Partner         Partner          Total
                                        ------          ------           -----

Equity (deficit), December 31, 1996   $ (44,988)    $ 1,500,433    $ 1,455,445

Net loss for the six months ended
  June 30, 1997                          (2,471)       (244,604)      (247,075)
                                      ---------       ---------      ---------

Equity (deficit), June 30, 1997       $ (47,459)    $ 1,255,829    $ 1,208,370
                                      =========       =========      =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 1998 and 1997


                                                   1998               1997
                                                   ----               ----
Cash flows used by operating activities:

Net loss                                     $   (240,561)    $     (247,075)
 Adjustments to reconcile net loss to net
     cash used in operating activities:
     Equity in loss of limited partnerships       150,000            156,000
     Amortization                                  10,676             10,676
     Asset management fee                          72,450             72,451
     Decrease in interest receivable and
      other assets                                                       461
     Increase (decrease) in accrued fees
      and expense due to general partner
      and affiliates                                1,233               (616)
                                                ---------          ---------

    Net cash used by operating activities          (6,202)            (8,103)
                                                ---------          ---------
Cash flows provide by investing activities:
 Decrease in investment in limited partnerships                        3,911
 Distributions from limited partnerships            3,345              8,328
                                                ---------          ---------
    Net cash provided by investing activities       3,345             12,239
                                                ---------          ---------
Net increase (decrease) in cash and
 cash equivalents                                  (2,857)             4,136

Cash and cash equivalents, beginning of period    181,313            208,303
                                                 --------          ---------

Cash and cash equivalent, end of period     $     178,456     $      212,439
                                                 ========          =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                       For The Period Ended June 30, 1998


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months then ended.

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended June 30, 1998

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

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At June 30, 1998 seven of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of June 30, 1998 and December 31, 1997.


                                                      1998             1997
                                                      ----             ----

  Investment balance, beginning of period       $  1,828,770     $  2,005,382
  Equity in loss of limited partnerships            (150,000)        (143,021)
  Distributions                                       (3,345)         (12,239)
  Amortization of acquisition costs                  (10,676)         (21,352)
                                                  ----------       ----------
  Investment per balance sheet, end of period   $  1,664,749     $  1,828,770
                                                  ==========       ==========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                       For The Period Ended June 30, 1998


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the six months ended June 30, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                  1998               1997
                                                  ----               ----

  Total revenue                             $  1,590,000       $  1,534,000
                                              ----------         ----------
  Interest expense                               446,000            455,000
  Depreciation                                   426,000            434,000
  Operating expenses                             992,000            918,000
                                              ----------         ----------
  Total expenses                               1,864,000          1,807,000
                                              ----------         ----------
  Net loss                                  $   (274,000)      $   (273,000)
                                              ==========         ==========
  Net loss allocable to the Partnership     $   (271,000)      $   (270,000)
                                              ==========         ==========
  Net loss recognized by the Partnership    $   (150,000)      $   (156,000)
                                              ==========         ==========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $72,451 was accrued for each six month period ended June 30, 1998 and 1997, respectively. These amounts are reflected as an expense of the Partnership.

Accrued fees and advance due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1998 and December 31, 1997:

                                           1998                       1997
                                           ----                       ----

   Asset management fee              $    943,564              $     871,114
   Reimbursement due on expenses
    paid by affiliate                       1,496                        263
                                         --------                   --------
   Total related party payables      $    945,060              $     871,377
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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $2,860 for the six months ended June 30, 1998. This increase in cash resulted as cash provided by the Partnership's investing and operating activities, primarily distributions from limited partnerships. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The Partnership has no further financial obligations from its real estate investments. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $178,500 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $247,000 and $376,000 the six months ended June 30, 1998 and 1997, respectively. The components items of revenue and expense are discussed below.

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

The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the six months ended June 30, 1997 as compared to the 1998 period reflecting lower interest expense and suspended recognition of losses for those limited partnerships reaching zero balance in their related investment account.

Item 3. Quantitative and Qualitative Disclosures Above Market Risks

NONE.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Date: August 4, 1998

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul         Vice President - Finance

Date: August 4, 1998