Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1998-11-12
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

   Balance Sheets, September 30, 1998 and December 31,1997.................3


   Statement of Operations
            For the  three months and nine months ended September 30,
            1998 and 1997..................................................4

   Statement of Partners' Equity
            For the nine months ended September 30, 1998 and 1997..........5

   Statement of Cash Flows
            For the nine months ended September 30, 1998 and 1997..........6

   Notes to Financial Statements...........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................10

  Item 3. Quantitative and Qualitative Disclosures Above Market Risks.....12

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K................................12

         Signatures.......................................................13

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                              1998                     1997
                                              ----                     ----
                                     ASSETS

Cash and cash equivalents          $       173,656          $        181,313
 Investment in limited
  partnerships (Note 2)                  1,597,871                 1,828,770
 Other assets
                                                 -                         -
                                         ---------                 ---------
                                   $     1,771,527          $      2,010,083
                                         =========                 =========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
       (Note 3)                    $       979,789           $       871,377
                                        ----------                ----------

Partners' equity (deficit):
 General partner                           (51,625)                  (48,155)
 Limited partners (12,000 units
  authorized, 7,000 units issued
  and outstanding)                         843,363                 1,186,861
                                        ----------                ----------
Total partners' equity                     791,738                 1,138,706
                                        ----------                ----------
                                    $    1,771,527           $     2,010,083
                                        ==========                ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
         For the Three and Nine Months Ended September 30, 1998 and 1997

                                      1998                        1997
                                      ----                        ----
                              Three         Nine          Three         Nine
                              Months        Months        Months        Months
                              ------        ------        ------        ------

Interest income         $      1,217  $      7,688   $     2,026  $      6,593
                           ---------     ---------     ---------     ---------

Operating expenses:
Amortization                   5,338        16,014         5,338        16,014
Asset management
  fees (Note 3)               36,225       108,676        36,225       108,676
Legal and accounting               -         5,500        (1,250)        3,837

Other                          7,061        15,466         1,448         8,876
                           ---------     ---------     ---------     ---------

Total operating expenses      48,624       145,656        41,761       137,403
                           ---------     ---------     ---------     ---------
Loss from operations         (47,407)     (137,968)      (39,735)     (130,810)
Equity in loss from
 limited partnerships        (59,000)     (209,000)      (78,000)     (234,000)
                           ---------     ---------     ---------     ---------

Net loss                $   (106,407) $   (346,968)  $  (117,735) $   (364,810)
                           =========     =========     =========     =========

Net loss allocated to:
  General partner       $     (1,064)       (3,470)       (1,177)       (3,648)
                           =========     =========     =========     =========


  Limited partners      $   (105,343)     (343,498)     (116,558)     (361,162)
                           =========     =========     =========     =========
Net loss per limited
 partner units (7,000
units issued and
 outstanding)           $        (15) $        (49)  $       (17)  $       (52)
                           =========     =========     =========     =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF PARTNERS' EQUITY For the
                  Nine Months Ended September 30, 1998 and 1997




For the Nine Months Ended September 30, 1998
--------------------------------------------

                                          General       Limited
                                          Partner       Partner         Total
                                          -------       -------         -----

Equity (deficit), December 31, 1997  $    (48,155)  $  1,186,861  $  1,138,706


Net loss for the nine months ended
  September 30, 1998                       (3,470)      (343,498)     (346,968)
                                        ---------      ---------     ---------


Equity (deficit), September 30, 1998  $   (51,625)  $    843,363  $    791,738
                                        =========      =========     =========


For the Nine Months Ended September 30, 1997
--------------------------------------------

                                          General       Limited
                                          Partner       Partner        Total
                                          -------       -------        -----

Equity (deficit), December 31, 1996  $    (44,988)  $  1,500,433  $  1,455,445


Net loss for the nine months ended
  September 30, 1997                       (3,648)      (361,162)     (364,810)
                                        ---------      ---------     ---------


Equity (deficit), September 30, 1997  $   (48,636)  $  1,139,271  $  1,090,635
                                        =========      =========     =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 1998 and 1997


                                                  1998               1997
                                                  ----               ----
Cash flows used by operating activities:

Net loss                                 $     (346,968)    $     (364,810)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Equity in loss of limited partnerships         209,000            234,000
 Amortization                                    16,014             16,014
 Asset management fee                           108,675             76,676
 Decrease in interest receivable and
  other assets                                        -               (706)
 Increase (decrease) in accrued fees
  and expense due to general partner
  and affiliates                                   (263)             1,583
                                              ---------          ---------

   Net cash used by operating activities        (13,542)           (37,243)
                                              ---------          ---------
Cash flows provide by investing activities:
 Decrease in investment in limited partnerships       -              3,911
 Distributions from limited partnerships          5,885              8,328
                                              ---------          ---------
  Net cash provided by investing activities       5,885             12,239
                                              ---------          ---------
Net increase (decrease) in cash and cash
   equivalents                                   (7,657)           (25,004)

Cash and cash equivalents, beginning of period  181,313            208,303
                                              ---------          ---------

Cash and cash equivalent, end of period  $      173,656      $     183,299
                                              =========          =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                     For The Period Ended September 30, 1998


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months then ended.

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The investment in limited partnerships is accounted for on the equity method of accounting. Costs incurred by the Partnership in acquiring the investments in limited partnerships were capitalized as part of the investment account

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                     For The Period Ended September 30, 1998

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

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At September 30, 1998 seven of the limited partnership investment accounts have reached a zero balance and losses for those partnerships are not recognized.

Following is a summary of the components of the Partnership's investment in local limited partnerships as of September 30, 1998 and December 31, 1997.

                                                      1998            1997
                                                      ----            ----
 Investment balance, beginning of period        $    1,828,770  $    2,005,382
 Equity in loss of limited partnerships               (209,000)       (143,021)
 Distributions                                          (5,885)        (12,239)
 Amortization of acquisition costs                     (16,014)        (21,352)
                                                --------------  --------------
 Investment per balance sheet, end of period    $    1,597,871  $    1,828,770
                                                ==============  ==============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                     For The Period Ended September 30, 1998


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the nine months ended September 30, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                           1998                   1997
                                           ----                   ----
  Total revenue                     $     2,385,000       $     2,301,000
                                          ---------             ---------
  Interest expense                          670,000               681,000
  Depreciation                              638,000               651,000
  Operating expenses                      1,488,000             1,377,000
                                          ---------             ---------
  Total expenses                          2,796,000             2,709,000
                                          ---------             ---------
  Net loss                          $      (411,000)      $      (408,000)
                                          =========             =========
  Net loss allocable
   to the Partnership               $      (407,000)      $      (404,000)
                                          =========             =========
  Net loss recognized
   by the Partnership               $      (209,000)      $      (234,000)
                                          =========             =========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. A fee of $108,676 was accrued for each nine month period ended September 30, 1998 and 1997, respectively. These amounts are reflected as an expense of the Partnership.

Accrued fees and advance due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1998 and December 31, 1997:

                                              1998                     1997
                                              ----                     ----
 Asset management fee                 $     979,789          $         871,114
 Reimbursement  due on expenses
   paid by affiliate                              -                        263
                                           --------                   --------

 Total related party payables         $     979,789          $         871,377
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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $7,600 for the nine months ended September 30, 1998. Cash of approximately $5,900 was provided by investing activities during the nine months ended September 30, 1998 consisting entirely of distributions from limited partnerships. Cash of approximately $13,500 was used by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments operating fees and expenses. The Partnership has no further financial obligations from its real estate investments, The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership has working capital of approximately $174,700 which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $347,000 and $364,800 the nine months ended September 30, 1998 and 1997, respectively. The components items of revenue and expense are discussed below.

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

The Partnership's operations for both periods reflect losses from the Partnership's investments in limited partnerships. These losses arise primarily from depreciation of the underlying apartment complexes. These losses were greater for the nine months ended September 30, 1997 as compared to the 1998 period reflecting lower interest expense and suspended recognition of losses for those limited partnerships reaching zero balance in their related investment account.

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

None.


Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date: November 12, 1998

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul         Vice President - Finance

Date: November 12, 1998