Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 1999-06-23
CIK 860331

FORM 10-K/A

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

             For the transition period from ________ to ___________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND II, L.P.

California                                                          33-0391979
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I

Item 1.  Business

Organization

WNC Housing Tax Credit Fund II, L.P. ("the Partnership") is a California limited partnership formed under the laws of the State of California on January 19, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and in certain cases, California income tax credits ("Low Income Housing Credits").

The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). The general partners of WNC Financial Group, L.P. are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on April 27, 1990, the Partnership commenced a public offering of 12,000 units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. The General Partner concluded the sale of Units on December 31, 1992. A total of 7,000 Units representing $7,000,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplement No.1 thru Supplement No.12 thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships; and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of December 31, 1998 and for the periods indicated:



                        ------------------------------------------------------------------------------------------------------------
                                                          As of December 31, 1998
                        ------------------------------------------------------------------------------------------------------------

                                                                         Partnership's                  Estimated Low   Encumbrances
                                     General           Number            Total Investment  Amount of    Income Housing  of Local
                                     Partner         of Units            in Local Limited  Investment   Credits         Limited
Partnership Name        Location     Name                     Occupancy  Partnerships      Paid to Date                 Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Airport Road            Slidell,     Clifford E. Olsen,
Associates, Limited     Louisiana    Olsen Securities
                                     Corporation           40      90%   $ 334,000       $ 334,000      $ 695,000      $ 1,450,000

Am-Kent Associates,     Amite &      Olsen Securities
Ltd.                    Kentwood,    Corporation           32     100%     232,000         232,000        585,000        1,119,000
                        Louisiana

Arizona I Limited       Showlow,     Western States
Partnership             Arizona      Housing Corporation
                                     and Joe W. Roberts
                                     Company               42      93%     320,000         320,000        617,000        1,487,000

Ashland Investment      Ashland,     Ronald D.
Group, an Oregon        Oregon       Bettencourt           40     100%     300,000         300,000        666,000        1,390,000
Limited Partnership

Brantley Housing, Ltd.  Brantley,    Thomas H. Cooksey
                        Alabama      and Apartment
                                     Developers, Inc.      19      89%     108,000         108,000        287,000          575,000

Brian's Village         Mannford,    Robert W. Green and
Apartments, an          Oklahoma     Emerald Development
Oklahoma Limited                     Co., Inc.             28     100%     176,000         176,000        374,000          757,000
Partnership

Candleridge Apartments  Perry,       Eric A Sheldahl       23     100%      93,000          93,000        224,000          595,000
of Perry, L.P.          Iowa

Candleridge Apartments  Runnells,    Eric A. Sheldahl      15     100%      58,000          58,000        141,000          377,000
of Runnells, L.P.       Iowa






                        ------------------------------------------------------------------------------------------------------------
                                                          As of December 31, 1998
                        ------------------------------------------------------------------------------------------------------------

                                                                         Partnership's                  Estimated Low   Encumbrances
                                     General           Number            Total Investment  Amount of    Income Housing  of Local
                                     Partner         of Units            in Local Limited  Investment   Credits         Limited
Partnership Name        Location     Name                     Occupancy  Partnerships      Paid to Date                 Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Casa Allegre Limited    Las Vegas,   Western States
Partnership             New Mexico   Housing
                                     Corporation, ABO
                                     Corporation and
                                     Alan D. Nofsker       42     100%   $ 318,000       $ 318,000      $ 635,000     $  1,394,000

Castroville Village,    Castroville, Doublekaye Corp and
Ltd.                    Texas        Gary L. Kersch        40      98%     165,000         165,000        426,000          954,000

Cherokee Square, L.P.   Rogersville, Douglas B. Parker
                        Tennessee    and Billy D. Cobb     31     100%     202,000         202,000        418,000          978,000

Divall Midland          Port         Gary J. DiVall
Associates Limited      Washington,
Partnership II          Wisconsin                          32      94%     234,000         234,000        489,000        1,159,000


Eclectic Housing, Ltd.  Eclectic,    Thomas H. Cooksey
                        Alabama      and Apartment
                                     Developers, Inc.      15     100%      74,000          74,000        216,000          414,000

Elizabeth Square        Raceland,    Olsen Securities
Associates, Ltd.        Louisiana    Corp.                 48      94%     356,000         356,000        748,000        1,477,000

Emory Capital, L.P.     Emory,       1600 Capital
                        Texas        Company, Inc.         16     100%      85,000          85,000        175,000          369,000

Emory Manor, L.P.       Emory,       1600 Capital
                        Texas        Company, Inc.         24     100%     128,000         128,000        206,000          552,000

Idalou Manor, L.P.      Idalou,      1600 Capital
                        Texas        Company, Inc.         24      92%     122,000         122,000        290,000          619,000





                        ------------------------------------------------------------------------------------------------------------
                                                          As of December 31, 1998
                        ------------------------------------------------------------------------------------------------------------

                                                                          Partnership's                  Estimated Low  Encumbrances
                                      General         Number              Total Investment  Amount of    Income Housing  of Local
                                      Partner         of Units            in Local Limited  Investment   Credits         Limited
Partnership Name        Location      Name                     Occupancy  Partnerships      Paid to Date                Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Jefferson Capital,      Jefferson,    1600 Capital
L.P.                    Texas         Company, Inc.        30     87%   $  167,000      $  167,000     $  269,000          714,000

Jefferson Manor,        Jefferson,    1600 Capital
L.P.                    Texas         Company, Inc.        32     81%      179,000         179,000        362,000          763,000

Lakeview Limited        Beaver Dam,   Thomas G. Larson,
Partnership             Wisconsin     William H. Larson,
                                      and Raymond L.
                                      Tetzlaff             40     95%      264,000         264,000        528,000        1,240,000

Littlefield Manor,      Littlefield,  1600 Capital
L.P.                    Texas         Company, Inc.        24     91%      117,000         117,000        280,000          595,000

Perry County            Uniontown,    Thomas H. Cooksey
Housing, Ltd.           Alabama       and Apartment
                                      Developers, Inc.     15    100%       82,000          82,000        215,000          440,000

Pine Hill Housing,      Pine Hill,    Thomas H. Cooksey
Ltd.                    Alabama       and Apartment
                                      Developers, Inc.     19    100%      105,000         105,000        267,000          564,000

Rociada Partners        Hereford,     Richard Lee (Rick)
Ltd.                    Texas         Brown                28     96%      154,000         154,000        316,000          731,000

Wadley Housing,         Wadley,       Thomas H. Cooksey
Ltd.                    Alabama       and Apartment
                                      Developers, Inc.     15     93%       76,000          76,000        213,000          440,000

Whitewater Woods        Whitewater,   Thomas G. Larson,
Limited Partnership     Wisconsin     William H. Larson,
                                      and Raymond L.
                                      Tetzlaff             40     93%      301,000         301,000        603,000        1,297,000

                                       7



                        ------------------------------------------------------------------------------------------------------------
                                                          As of December 31, 1998
                        ------------------------------------------------------------------------------------------------------------

                                                                          Partnership's                  Estimated Low  Encumbrances
                                      General         Number              Total Investment  Amount of    Income Housing  of Local
                                      Partner         of Units            in Local Limited  Investment   Credits         Limited
Partnership Name        Location      Name                     Occupancy  Partnerships      Paid to Date                Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Willcox Investment      Willcox,      John P. Casper     30      100%    $   246,000     $   246,000    $   490,000     $ 1,060,000
Group, an Arizona       Arizona                         ---      ---       ---------       ---------     ----------      ----------
Limited Partnership                                     784       96%    $ 4,996,000     $ 4,996,000    $10,735,000     $23,510,000
                                                        ===      ===       =========       =========     ==========      ==========



                   ------------------------------------------
                      For the year ended December 31, 1998
                   ------------------------------------------

                                                Net           Low Income Housing
                                   Rental       Income/       Credits Allocated
Partnership Name                   Income      (Loss)         to Partnership
--------------------------------------------------------------------------------

Airport Road Associates,
Limited                        $   152,000    $  (39,000)             99%


Am-Kent Associates, Ltd.           123,000       (40,000)             99%

Arizona I Limited Partnership      129,000       (65,000)             99%

Ashland Investment Group, an
Oregon Limited Partnership         168,000        27,000              99%

Brantley Housing, Ltd.              54,000       (12,000)             99%

Brian's Village Apartments, an
Oklahoma Limited Partnership       102,000       (14,000)             99%


Candleridge Apartments of
Perry, L.P.                        117,000        (9,000)             99%

Candleridge Apartments of
Runnells, L.P.                      88,000        (5,000)             99%

Casa Allegre Limited
Partnership                        172,000        20,000              99%

Castroville Village, Ltd.          146,000        (8,000)             99%

Cherokee Square, L.P.               87,000       (19,000)             99%

Divall Midland Associates
Limited Partnership II             126,000       (31,000)             99%

Eclectic Housing, Ltd.              41,000       (10,000)             99%

Elizabeth Square Associates,
Ltd.                               158,000       (45,000)             99%

Emory Capital, L.P.                 52,000       (12,000)             99%

Emory Manor, L.P.                   77,000       (30,000)             99%

Idalou Manor, L.P.                  75,000       (15,000)             99%

Jefferson Capital, L.P.             82,000       (11,000)             99%

Jefferson Manor, L.P.               78,000       (13,000)             99%

Lakeview Limited Partnership       142,000       (21,000)             99%

Littlefield Manor, L.P.             75,000       (15,000)             99%



                   ------------------------------------------
                      For the year ended December 31, 1998
                   ------------------------------------------

                                                Net           Low Income Housing
                                   Rental       Income/       Credits Allocated
Partnership Name                   Income      (Loss)         to Partnership
--------------------------------------------------------------------------------

Perry County Housing, Ltd.       $  50,000     $  (9,000)           99%

Pine Hill Housing, Ltd.             58,000       (10,000)           99%

Rociada Partners Ltd.               85,000       (21,000)           99%

Wadley Housing, Ltd.                43,000       (13,000)           99%

Whitewater Woods Limited
Partnership                        146,000       (39,000)           99%

Willcox Investment Group, an
Arizona Limited Partnership        119,000        (3,000)           99%
                                ----------     ---------
                               $ 2,745,000    $ (462,000)
                                ==========     =========


Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 574 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                        1998              1997              1996             1995              1994
                                        ----              ----              ----             ----              ----
ASSETS
Cash and cash equivalents        $    175,192      $    181,313      $    208,303     $    238,482      $    237,739
Investments in limited
   partnerships, net                1,533,952         1,828,770         2,005,382        2,606,673         3,289,100
Receivable from limited
   partnerships                             -                 -                 -           52,726                 -
Other asseets                               -                 -               587              931             3,202
                                    ---------         ---------         ---------        ---------         ---------
                                 $  1,709,144      $  2,010,083      $  2,214,272     $  2,898,812      $  3,530,041
                                    =========         =========         =========        =========         =========



LIABILITIES
Accrued fees and expenses due
   to general partner and
   affiliates                    $  1,019,071       $   871,377       $   758,827      $   650,875      $    504,892

PARTNERS' EQUITY                      690,073         1,138,706         1,455,445        2,247,937         3,025,149
                                    ---------         ---------         ---------        ---------         ---------
                                 $  1,709,144       $ 2,010,083       $ 2,214,272      $ 2,898,812      $  3,530,041
                                    =========         =========         =========        =========         =========

Selected results of operations, cash flows, and other information for the Partnership is as follows for the years ended December 31:

                                        1998              1997              1996             1995              1994
                                        ----              ----              ----             ----              ----

Loss from operations            $    (181,052)      $  (173,718)       $ (224,004)       $ (175,049)     $ (172,493)

Equity in loss from limited
partnerships                         (267,581)         (143,021)         (568,488)         (602,163)       (544,630)
                                    ---------         ---------         ---------         ---------       ---------

Net loss                        $    (448,633)      $  (316,739)       $ (792,492)       $ (777,212)     $ (717,123)
                                    =========         =========         =========         =========       =========
Net loss allocated to:
     General partner            $      (4,486)      $    (3,167)       $   (7,925)       $   (7,772)     $   (7,171)
                                    =========         =========         =========         =========       =========
     Limited partners           $    (444,147)      $  (313,572)       $ (784,567)       $ (769,440)     $ (709,952)
                                    =========         =========         =========         =========       =========

Net loss per limited partner
unit                            $      (63.45)      $    (44.80)       $  (112.08)       $  (109.92)     $  (101.42)
                                    =========         =========         =========         =========       =========
Outstanding weighted limited
partner units                           7,000             7,000             7,000             7,000           7,000
                                    =========         =========         =========         =========       =========

                                        1998              1997              1996             1995              1994
                                        ----              ----              ----             ----              ----
Net cash provided by
(used in):
     Operating activities        $    (12,006)      $   (39,229)       $  (41,630)        $  (5,443)     $   40,620

     Investing activities               5,885            12,239            11,451             6,186        (175,289)
                                    ---------         ---------         ---------         ---------       ---------
Net change in cash and cash
    equivalents                        (6,121)          (26,990)          (30,179)              743        (134,669)
Cash and cash equivalents,
    beginning of period               181,313           208,303           238,482           237,739         372,408
                                    ---------         ---------         ---------         ---------       ---------
Cash and cash equivalents,
    end of period                $    175,192       $   181,313        $  208,303        $  238,482      $  237,739
                                    =========         =========         =========         =========       =========

Low Income  Housing  Credit per Unit was as follows for the year ended  December
31:

                                        1998              1997              1996             1995              1994
                                        ----              ----              ----             ----              ----

 Federal                           $     145         $     145         $     145        $     145         $     146
 State                                     -                 -                 -                -                 -
                                   ---------         ---------         ---------        ---------         ---------
 Total                             $     145         $     145         $     145        $     145         $     146
                                   =========         =========         =========        =========         =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $175,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $1,534,000. Liabilities at December 31, 1998 primarily consisted of $1,016,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(449,000), reflecting an increase of $132,000 from the net loss experienced in 1997. The increase in net loss is primarily due to equity in losses from limited partnerships which increased to $(268,000) in 1998 from $(143,000) in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(317,000), reflecting a decrease of $475,000 from the net loss experienced in 1996. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(143,000) in 1997 from $(568,000) in 1996, because the investments in certain Local Limited Partnerships reached $0 during 1997. Losses from operations in 1997 were $(174,000) compared to $(224,000) in 1996. The reduction in losses from operations were a result of operating expenses declining from $234,000 in 1996 to $180,000 in 1997.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(6,000), compared to net cash used in 1997 of $(27,000). The change was due primarily to a decrease in operating costs paid to third parties and a decline in distributions from Local Limited Partnerships.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(27,000), compared to $(30,000) in 1996. The change was due primarily to an increase in distributions from limited partnerships and a decrease in operating expenses.

During 1998 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $148,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware. The amount expended and to be expended by the General Partner is nominal.

The Local General Partners or property managers maintain the business computer systems that relate to the operations of the Local Limited Partnerships. The General Partner is in the process of obtaining completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to the Year 2000 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               Report of Independent Certified Public Accountants



To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund II, L.P. is a limited partner. These investments, as discussed in
Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 90% of the total assets of WNC Housing Tax Credit Fund II, L.P. at December 31, 1998. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                           BDO SEIDMAN, LLP

Orange County, California
April 1, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund II, L.P. ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 91% of the total assets of WNC Housing Tax Credit Fund II, L.P. at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                                  CORBIN & WERTZ

Irvine, California
March 13, 1998

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                              1998                    1997
                                              ----                    ----

ASSETS

Cash and cash equivalents              $        175,192       $         181,313
Investments in limited
partnerships (Note 2)                         1,533,952               1,828,770
                                        ---------------        ----------------

                                       $      1,709,144       $       2,010,083
                                        ===============        ================

LIABILITIES AND PARTNERS'
EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
 general partner
 and affiliates (Note 3)               $      1,019,071       $         871,377
                                        ---------------        ----------------

Commitments and contingencies

Partners' equity (deficit):
 General partner                                (52,641)                (48,155)
 Limited partners (12,000
  units authorized;
  7,000 units issued and
  outstanding)                                  742,714               1,186,861
                                        ---------------         ---------------

   Total partners' equity                       690,073               1,138,706
                                        ---------------         ---------------

                                       $      1,709,144        $      2,010,083
                                        ===============         ===============





                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996


                                      1998            1997             1996
                                      ----            ----             ----

Interest income                 $      9,224     $      5,785    $      10,157
                                 -----------      -----------     ------------

Operating expenses:
 Amortization (Note 3)                21,352           21,352           21,352
 Asset management fees (Note 3)      144,903          144,903          144,903
 Other                                24,021           13,248           67,906
                                 -----------      -----------     ------------

   Total operating expenses          190,276          179,503          234,161
                                 -----------      -----------     ------------

Loss from operations                (181,052)        (173,718)        (224,004)

Equity in losses from
limited partnerships (Note 2)       (267,581)        (143,021)        (568,488)
                                 -----------      -----------     ------------

Net loss                        $   (448,633)   $    (316,739)  $     (792,492)
                                 ===========      ===========     ============

Net loss allocated to:
   General partner              $     (4,486)   $      (3,167)  $       (7,925)
                                 ===========      ===========     ============
   Limited partners             $   (444,147)   $    (313,572)  $     (784,567)
                                 ===========      ===========     ============

Net loss per limited partner
unit                            $     (63.45)   $      (44.80)  $      (112.08)
                                 ===========      ===========     ============

Outstanding weighted limited
partner units                          7,000            7,000            7,000
                                 ===========      ===========     ============







                 See accompanying notes to financial statements
                                       19

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996


                               General Partner    Limited Partners      Total
                               ---------------    ----------------      -----


Partners' equity (deficit)
 at January 1, 1996           $    (37,063)     $  2,285,000      $  2,247,937

Net loss                            (7,925)         (784,567)         (792,492)
                              ------------     -------------     -------------

Partners' equity (deficit)
 at December 31, 1996              (44,988)        1,500,433         1,455,445

Net loss                            (3,167)         (313,572)         (316,739)
                              ------------     -------------     -------------

Partners' equity (deficit)
 at December 31, 1997              (48,155)        1,186,861         1,138,706

Net loss                            (4,486)         (444,147)         (448,633)
                              ------------     -------------     -------------

Partners' equity (deficit)
 at December 31, 1998         $    (52,641)    $     742,714     $     690,073
                              ============     =============     =============










                 See accompanying notes to financial statements
                                       20

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996


                                                                   1998                1997                1996
                                                                   ----                ----                ----

Cash flows from operating activities:
   Net loss                                                $     (448,633)     $     (316,739)    $      (792,492)
   Write-off of receivables from limited partnerships                   -                   -              52,726
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Amortization                                                  21,352              21,352              21,352
     Equity in losses from limited partnerships                   267,581             143,021             568,488
     Change in other assets                                             -                 587                 344
     Increase in accrued fees and expenses due to
      general partner and affiliates                              147,694             112,550             107,952
                                                            -------------       -------------      --------------

Net cash used in operating activities                             (12,006)            (39,229)            (41,630)
                                                            -------------       -------------      --------------

Cash flows provided by investing activities:
 Distributions from limited partnerships                            5,885              12,239              11,451
                                                            -------------       -------------      --------------

Net decrease in cash and cash equivalents                          (6,121)            (26,990)            (30,179)

Cash and cash equivalents, beginning of year                      181,313             208,303             238,482
                                                            -------------       -------------      --------------

Cash and cash equivalents, end of year                     $      175,192      $      181,313     $       208,303
                                                            =============       =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Taxes paid                                              $          800      $          800     $           800
                                                            =============       =============      ==============



                 See accompanying notes to financial statements
                                       21

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multifamily housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 12,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on December 31, 1992 at which time 7,000 Units representing subscriptions in the amount of $7,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 95% to the limited partners (in proportion to their respective investments) and 5% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,036,840 as of December 31, 1998 and 1997.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 1998 and 1997, the Partnership had cash equivalents totaling $143,633 and $135,471, respectively.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

At December 31, 1998, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing net loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership had acquired limited partnership interests in twenty-seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships shown in the balance sheets at December 31, 1998 and 1997 are approximately $1,028,000 and $905,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. Capitalized costs are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

At December 31, 1998, the investment accounts in certain limited partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $189,571 have not been recognized. As of December 31, 1998, the aggregate share of net losses not recognized by the Partnership amounted to $616,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                              1998                    1997
                                              ----                    ----
Investments per balance sheet,
 beginning of year                   $      1,828,770        $       2,005,382
Equity in losses from limited
 partnerships                                (267,581)                (143,021)
Distributions paid                             (5,885)                 (12,239)
Amortization of paid acquisition
 costs and fees                               (21,352)                 (21,352)
                                      ---------------         ----------------
Investments per balance sheet,
 end of year                         $      1,533,952        $       1,828,770
                                      ===============         ================

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS
                                          1998                    1997
                                          ----                    ----
ASSETS

Buildings and improvements,
 net of accumulated
 depreciation of $6,940,000
 and $6,159,000 for 1998
 and 1997, respectively           $     22,025,000        $      22,715,000
Land                                     1,354,000                1,354,000
Other assets                             2,023,000                1,812,000
                                   ---------------         ----------------
                                  $     25,402,000        $      25,881,000
                                   ===============         ================
LIABILITIES

Mortgage loans payable            $     23,510,000        $      23,195,000
Due to related parties                     183,000                  137,000
Other liabilities                          445,000                  846,000
                                   ---------------         ----------------
                                        24,138,000               24,178,000
                                   ---------------         ----------------
PARTNERS' CAPITAL

WNC Housing Tax Credit
 Fund II, L.P.                             506,000                  924,000
Other partners                             758,000                  779,000
                                   ---------------         ----------------
                                         1,264,000                1,703,000
                                   ---------------         ----------------
                                  $     25,402,000        $      25,881,000
                                   ===============         ================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                   1998            1997             1996
                                   ----            ----             ----

Total revenues, including
 interest and rent
 subsidies                    $   3,273,000   $    3,179,000   $    3,068,000
                               ------------     ------------     ------------

Expenses:
 Operating expenses               1,951,000        1,984,000        1,837,000
 Interest expense                   953,000          920,000          937,000
 Depreciation and
  amortization                      831,000          851,000          868,000
                               ------------     ------------     ------------

   Total expenses                 3,735,000        3,755,000        3,642,000
                               ------------     ------------     ------------

Net loss                      $    (462,000)  $     (576,000)  $     (574,000)
                               ============     ============     ============

Net loss allocable
 to the Partnership           $    (457,000)  $     (570,000)  $     (568,000)
                               ============     ============     ============

Net loss recorded by
 the Partnership              $    (268,000)  $     (143,000)  $     (568,000)
                               ============     ============     ============


Certain Local Limited Partnerships incurred operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $160,730 and $139,731 as of December 31, 1998 and 1997, respectively.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          Reimbursement of costs incurred by an affiliate of WNC in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $10,581 which have been included in investments in limited partnerships. Accumulated amortization was $3,149 and $2,796 as of December 31, 1998 and 1997, respectively.

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $144,903 were incurred during 1998, 1997 and 1996, respectively, of which $0, $32,000 and $35,000 were paid in 1998, 1997 and 1996, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates as of December 31, 1998 and 1997 consist of the following:

                                         1998                    1997
                                         ----                    ----

Advances from WNC                 $          3,056        $             263

Accrued asset management fees            1,016,015                  871,114
                                   ---------------         ----------------

                                  $      1,019,071        $         871,377
                                   ===============         ================

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,903 were incurred for 1998. The Partnership paid the General Partner or its affiliates $0 of those fees in 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rate; 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $3,000 during the year ended December 31, 1998.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to the General Partner to own beneficially in excess of 5% of the outstanding units.

(b)      Security Ownership of Management

         Neither the General Partners, their affiliates, nor any of the officers or directors of the Corporate General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control

         The management and control of the Corporate General Partner may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partners manage all of the Partnership's affairs. The transactions with the General Partners are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partners' interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations for the years ended December 31, 1998, 1997 and 1996
         Statements of Partners' Equity(Deficit) for the years ended December 31, 1998, 1997 and 1996
         Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedule included in Part IV hereof:

         Report  of  Independent  Certified  Public  Accountants   on  Financial
         Statement Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)      Exhibits.

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement dated as of January 19, 1990 is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10 K for the year ended December 31, 1994 is hereby incorporated herein as exhibit 3.1.

10.1 Amended and Restated Agreement of Limited Partnership of DiVall Midland Associates Limited Partnership II filed as exhibit 10.1 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Airport Road Associates, Limited filed as exhibit 10.2 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Arizona I Limited Partnership filed as exhibit 10.3 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Cherokee Square, L.P. filed as exhibit 10.4 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Ashland Investment Group filed as exhibit 10.5 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Brian's Village Apartments filed as exhibit 10.6 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.6.

10.7     Amended  and   Restated  Agreement  of  Limited  Partnership  of  Emory
         Capital, L.P. filed as exhibit 10.7 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Emory Manor, L.P. filed as exhibit 10.8 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Jefferson Capital, L.P. filed as exhibit 10.9 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Jefferson Manor, L.P. filed as exhibit 10.10 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Rociada Partners, Ltd. filed as exhibit 10.11 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Wilcox Investment Group filed as exhibit 10.12 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of Casa Allegre filed as exhibit 10.13 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.13.

10.14 Amended and Restated Agreement of Limited Partnership of Lakeview Limited Partnership filed as exhibit 10.14on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.14.

10.15 Amended and Restated Agreement of Limited Partnership of Whitewater Woods Limited Partnership filed as exhibit 10.15 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.15.

10.16 Amended and Restated Agreement of Limited Partnership of Castroville Village, Ltd. filed as exhibit 10.16 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.16.

10.17 Amended and Restated Agreement of Limited Partnership of Idalou Manor, L.P. filed as exhibit 10.17 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.17.

10.18 Amended and Restated Agreement of Limited Partnership of Littlefield Manor, L.P. filed as exhibit 10.18 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.18.

10.19 Amended and Restated Agreement of Limited Partnership of Am-Kent Associates, Ltd. filed as exhibit 10.19 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.19.

10.20 Amended and Restated Agreement of Limited Partnership of Brantley Housing, Ltd. filed as exhibit 10.20 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.20.

10.21 Amended and Restated Agreement of Limited Partnership of Candleridge of Perry, L.P. filed as exhibit 10.21 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.21.

10.22 Amended and Restated Agreement of Limited Partnership of Candleridge of Runnells, L.P. filed as exhibit 10.22 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.22.

10.23 Amended and Restated Agreement of Limited Partnership of Perry County Housing, Ltd. filed as exhibit 10.23 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.23.

10.24 Amended and Restated Agreement of Limited Partnership of Eclectric Housing, Ltd. filed as exhibit 10.24 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.24.

10.25 Amended and Restated Agreement of Limited Partnership of Pine Hill Housing, Ltd. filed as exhibit 10.25 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.25.

10.26 Amended and Restated Agreement of Limited Partnership of Wadley Housing, Ltd. filed as exhibit 10.26 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.26.

(d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.

To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audit referred to in our report dated April 1, 1999, relating to the 1998 financial statements of WNC Housing Tax Credit Fund II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.



                                                       BDO SEIDMAN, LLP


Orange County, California
April 1, 1999

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships

                            --------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            --------------------------------------------------------------------------------------------

                                         Total Investment   Amount of     Encumbrances of                                 Net
                                         in Local Limited   Investment    Local Limited    Property and   Accumulated     Book
Partnership Name              Location   Partnerships       Paid to Date  Partnerships     Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road                  Slidell,
Associates, Limited           Louisiana    $  334,000        $  334,000   $ 1,450,000      $ 1,858,000    $ 580,000    $ 1,278,000


Am-Kent Associates,           Amite &
Ltd.                          Kentwood,
                              Louisiana       232,000           232,000     1,119,000        1,585,000      424,000      1,161,000

Arizona I Limited             Showlow,
Partnership                   Arizona         320,000           320,000     1,487,000        1,968,000      412,000      1,556,000

Ashland Investment Group,     Ashland,
an Oregon Limited             Oregon          300,000           300,000     1,390,000        1,824,000      351,000      1,473,000
Partnership


Brantley Housing, Ltd.        Brantley,
                              Alabama         108,000           108,000       575,000          699,000      139,000        560,000

Brian's Village Apartments,   Mannford,
an Oklahoma Limited           Oklahoma        176,000           176,000       757,000          974,000      292,000        682,000
Partnership.

Candleridge Apartments of     Perry, Iowa      93,000            93,000       595,000          747,000      180,000        567,000
Perry, L.P.

Candleridge Apartments of     Runnells,        58,000            58,000       377,000          471,000      114,000        357,000
Runnells, L.P.                Iowa

Casa Allegre Limited          Las Vegas,
Partnership                   New Mexico      318,000           318,000     1,394,000        1,835,000      374,000      1,461,000

Castroville Village, Ltd.     Castroville,
                              Texas           165,000           165,000       954,000        1,151,000      165,000        986,000


                                       35

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships

                            -------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            -------------------------------------------------------------------------------------------
                            --------------------------------------------------------------------------------------------

                                         Total Investment   Amount of     Encumbrances of                                 Net
                                         in Local Limited   Investment    Local Limited    Property and   Accumulated     Book
Partnership Name              Location   Partnerships       Paid to Date  Partnerships     Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee Square, L.P.         Rogersville,
                              Tennessee      $  202,000     $  202,000    $   978,000      $ 1,225,000     $  202,000   $ 1,023,000

Divall Midland Associates     Port
Limited Partnership II        Washington,
                              Wisconsin         234,000        234,000      1,159,000        1,483,000        425,000     1,058,000

Eclectic Housing, Ltd.        Eclectic,
                              Alabama            74,000         74,000        414,000          499,000        108,000       391,000

Elizabeth Square              Raceland,
Associates, Ltd.              Louisiana         356,000        356,000      1,477,000        2,063,000        487,000     1,576,000

Emory Capital, L.P.           Emory, Texas
                                                 85,000         85,000        369,000          486,000        150,000       336,000

Emory Manor, L.P.             Emory, Texas
                                                128,000        128,000        552,000          740,000        211,000       529,000

Idalou Manor, L.P.            Idalou,
                              Texas             122,000        122,000        619,000          773,000        135,000       638,000

Jefferson Capital, L.P.       Jefferson,
                              Texas             167,000        167,000        714,000          962,000        286,000       676,000

Jefferson Manor, L.P.         Jefferson,
                              Texas             179,000        179,000        763,000        1,004,000        304,000       700,000

                                       36

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships

                            ----------------------------------------------------------------------------------------------
                                                                    As of December 31, 1998
                            ----------------------------------------------------------------------------------------------

                                         Total Investment   Amount of     Encumbrances of                                 Net
                                         in Local Limited   Investment    Local Limited    Property and   Accumulated     Book
Partnership Name              Location   Partnerships       Paid to Date  Partnerships     Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee Square, L.P.         Rogersville,
Lakeview Limited              Beaver Dam,
Partnership                   Wisconsin      $  264,000   $ 264,000       $ 1,240,000      $ 1,585,000     $ 325,000    $ 1,260,000

Littlefield Manor, L.P.       Littlefield,
                              Texas             117,000     117,000           595,000          744,000       133,000        611,000

Perry County Housing, Ltd.    Uniontown,
                              Alabama            82,000      82,000           440,000         523,000        107,000        416,000

Pine Hill Housing, Ltd.       Pine Hill,
                              Alabama           105,000     105,000           564,000          668,000       125,000        543,000

Rociada Partners Ltd.         Hereford,
                              Texas             154,000     154,000           731,000          922,000       195,000        727,000

Wadley Housing, Ltd.          Wadley,
                              Alabama            76,000      76,000           440,000          521,000       102,000        419,000

Whitewater Woods Limited      Whitewater,
Partnership                   Wisconsin         301,000     301,000         1,297,000        1,687,000       351,000      1,336,000

Willcox Investment Group,     Willcox,
an Arizona                    Arizona           246,000     246,000         1,060,000        1,322,000       263,000      1,059,000
Limited Partnership                            --------    --------        ----------       ----------      --------     ----------


                                            $ 4,996,000 $ 4,996,000      $ 23,510,000     $ 30,319,000    $6,940,000   $ 23,379,000
                                             ==========  ==========       ===========      ===========     =========    ===========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships

                                -------------------------------------------------------------------------------------
                                                            For the year ended December 31, 1998
                                -------------------------------------------------------------------------------------

                                                                                       Year Investment              Estimated Useful
Partnership Name                               Rental Income     Net Income\(Loss)         Acquired       Status    Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited              $  152,000            $  (39,000)                1990      Completed          27.5

Am-Kent Associates, Ltd.                         123,000               (40,000)                1991      Completed          27.5

Arizona I Limited Partnership                    129,000               (65,000)                1990      Completed            35

Ashland Investment Group, an Oregon
Limited Partnership                              168,000                27,000                 1990      Completed            50

Brantley Housing, Ltd.                            54,000               (12,000)                1992      Completed            40

Brian's Village Apartments,
an Oklahoma Limited Partnership                  102,000               (14,000)                1990      Completed            30

Candleridge Apartments of Perry, L.P.            117,000                (9,000)                1992      Completed          27.5

Candleridge Apartments of Runnells, L.P.          88,000                (5,000)                1992      Completed          27.5

Casa Allegre Limited Partnership                 172,000                20,000                 1990      Completed            40

Castroville Village, Ltd.                        146,000                (8,000)                1991      Completed            50

Cherokee Square, L.P.                             87,000               (19,000)                1990      Completed            50

Divall Midland Associates Limited
Partnership II                                   126,000               (31,000)                1990      Completed          27.5

Eclectic Housing, Ltd.                            41,000               (10,000)                1992      Completed            40

Elizabeth Square Associates, Ltd.                158,000               (45,000)                1994      Completed          27.5

Emory Capital, L.P.                               52,000               (12,000)                1990      Completed          27.5


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships

                                -------------------------------------------------------------------------------------
                                                            For the year ended December 31, 1998
                                -------------------------------------------------------------------------------------

                                                                                       Year Investment              Estimated Useful
Partnership Name                               Rental Income     Net Income\(Loss)         Acquired       Status    Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                             $   77,000            $  (30,000)                 1990      Completed             30

Idalou Manor, L.P.                                75,000               (15,000)                 1992      Completed             40

Jefferson Capital, L.P.                           82,000               (11,000)                 1990      Completed             50

Jefferson Manor, L.P.                             78,000               (13,000)                 1990      Completed             50

Lakeview Limited Partnership                     142,000               (21,000)                 1991      Completed             35

Littlefield Manor, L.P.                           75,000               (15,000)                 1991      Completed             40

Perry County Housing, Ltd.                        50,000                (9,000)                 1992      Completed             40

Pine Hill Housing, Ltd.                           58,000               (10,000)                 1992      Completed             40

Rociada Partners Ltd.                             85,000               (21,000)                 1990      Completed             40

Wadley Housing, Ltd.                              43,000               (13,000)                 1992      Completed             40

Whitewater Woods Limited Partnership             146,000               (39,000)                 1991      Completed             35

Willcox Investment Group, an Arizona
Limited Partnership                          $   119,000            $   (3,000)                 1990      Completed             50
                                               ---------             ---------
                                             $ 2,745,000            $ (462,000)
                                               =========             =========

                                       39

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant
By:  WNC & Associates, Inc.         General Partner of WNC Financial Group, L.P.


By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President of WNC & Associates, Inc.

Date: June 21, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: June 21, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: June 21, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 21, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: June 21, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: June 21, 1999