Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 1999-08-09
CIK 860331

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        o ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the fiscal year ended ________________________

                                       OR

      x TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

PART I

Item 1.  Business

Organization

WNC Housing Tax Credit Fund II, L.P. ("the Partnership") is a California limited partnership formed under the laws of the State of California on January 19, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credits").

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplement No.1 thru Supplement No.12 thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates and for the periods indicated:


                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                     General Partner         in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name              Location      Name                    Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Airport Road      Slidell,      Clifford E. Olsen,
Associates,       Louisiana     Olsen Securities
Limited                         Corporation             $  334,000    $   334,000         40       90%    $ 695,000     $  1,450,000

Am-Kent           Amite &       Olsen Securities
Associates,       Kentwood,     Corporation                232,000        232,000         32      100%      585,000        1,119,000
Ltd.              Louisiana

Arizona I         Showlow,      Western States
Limited           Arizona       Housing Corporation
Partnership                     and Joe W. Roberts
                                Company                    320,000        320,000         42       93%      617,000        1,487,000

Ashland           Ashland,      Ronald D. Bettencourt      300,000        300,000         40      100%      666,000        1,390,000
Investment        Oregon
Group, an
Oregon
Limited
Partnership

Brantley          Brantley,    Thomas H. Cooksey and
Housing,          Alabama      Apartment Developers,
Ltd.                           Inc.                        108,000        108,000         19       89%      287,000          575,000

Brian's Village   Mannford,    Robert W. Green and
Apartments, an    Oklahoma     Emerald Development
Oklahoma Limited               Co., Inc.                   176,000        176,000         28      100%      374,000          757,000
Partnership.

Candleridge       Perry,       Eric A Sheldahl              93,000         93,000         23      100%      224,000          595,000
Apartments of     Iowa
Perry, L.P.

Candleridge       Runnells,    Eric A. Sheldahl             58,000         58,000         15      100%      141,000          377,000
Apartments of     Iowa
Runnells, L.P.


                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                     General Partner         in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name              Location      Name                    Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Casa Allegre      Las Vegas,    Western States
Limited           New Mexico    Housing Corporation,
Partnership                     ABO Corporation and
                                Alan D. Nofsker             318,000       318,000          42     100%      635,000        1,394,000

Castroville       Castroville,  Doublekaye Corp and
Village,          Texas         Gary L. Kersch              165,000       165,000          40      98%      426,000          954,000
Ltd.

Cherokee Square,  Rogersville,  Douglas B. Parker and
L.P.              Tennessee     Billy D. Cobb               202,000       202,000          31     100%      418,000          978,000

Divall Midland    Port          Gary J. DiVall              234,000       234,000          32      94%      489,000        1,159,000
Associates        Washington,
Limited           Wisconsin
Partnership II

Eclectic Housing, Eclectic,    Thomas H. Cooksey and
Ltd.              Alabama      Apartment Developers,
                               Inc.                          74,000        74,000          15     100%      216,000          414,000

Elizabeth Square  Raceland,    Olsen Securities Corp.       356,000       356,000          48      94%      748,000        1,477,000
Associates, Ltd.  Louisiana

Emory Capital,    Emory,       1600 Capital Company,
L.P.              Texas        Inc.                          85,000        85,000          16     100%      175,000          369,000

Emory Manor, L.P. Emory,       1600 Capital Company,
                  Texas        Inc.                         128,000       128,000          24     100%      206,000          552,000

Idalou Manor,     Idalou,      1600 Capital Company,
L.P.              Texas        Inc.                         122,000       122,000          24      92%      290,000          619,000

Jefferson         Jefferson,   1600 Capital Company,
Capital,          Texas        Inc.                         167,000       167,000          30      87%      269,000          714,000
L.P.



                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                     General Partner         in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name              Location      Name                    Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Jefferson Manor,  Jefferson,   1600 Capital Company,
L.P.              Texas        Inc.                          179,000      179,000          32      81%      362,000          763,000

Lakeview Limited  Beaver Dam,  Thomas G. Larson,
Partnership       Wisconsin    William H. Larson,
                               and Raymond L.
                               Tetzlaff                      264,000      264,000          40      95%      528,000        1,240,000

Littlefield       Littlefield, 1600 Capital Company,
Manor,            Texas        Inc.                          117,000      117,000          24      91%      280,000          595,000
L.P.

Perry County      Uniontown,   Thomas H. Cooksey and
Housing,          Alabama      Apartment Developers,
Ltd.                           Inc.                           82,000       82,000          15     100%      215,000          440,000

Pine Hill         Pine Hill,   Thomas H. Cooksey and
Housing,          Alabama      Apartment Developers,
Ltd.                           Inc.                          105,000      105,000          19     100%      267,000          564,000

Rociada Partners  Hereford,    Richard Lee (Rick)
Ltd.              Texas        Brown                         154,000      154,000          28      96%      316,000          731,000

Wadley Housing,   Wadley,      Thomas H. Cooksey and
Ltd.              Alabama      Apartment Developers,
                               Inc.                           76,000       76,000          15      93%      213,000          440,000

Whitewater Woods  Whitewater,  Thomas G. Larson,
Limited           Wisconsin    William H. Larson,
Partnership                    and Raymond L.
                               Tetzlaff                      301,000      301,000          40      93%      603,000        1,297,000

Willcox           Willcox,     John P. Casper
Investment        Arizona
Group, an
Arizona
Limited Partnership                                          246,000      246,000          30     100%      490,000        1,060,000
                                                           ---------    ---------         ---    -----   ----------       ----------
                                                         $ 4,996,000  $ 4,996,000         784      96% $ 10,735,000    $  23,510,000
                                                           =========    =========         ===    =====   ==========       ==========

                                       7


                                ------------------------------------------------
                                      For the year ended December 31, 1998
                                ------------------------------------------------
                                                                 Low Income
                                                                 Housing Credits
                                   Rental       Net              Allocated to
Partnership Name                   Income       Income/(Loss)    Partnership
--------------------------------------------------------------------------------
Airport Road Associates,
Limited                         $  152,000   $  (39,000)              99%

Am-Kent Associates, Ltd.           123,000      (40,000)              99%

Arizona I Limited Partnership      129,000      (65,000)              99%

Ashland Investment Group, an
Oregon Limited Partnership         168,000       27,000               99%

Brantley Housing, Ltd.              54,000      (12,000)              99%

Brian's Village Apartments, an
Oklahoma Limited Partnership       102,000      (14,000)              99%

Candleridge Apartments of
Perry, L.P.                        117,000       (9,000)              99%

Candleridge Apartments of
Runnells, L.P.                      88,000       (5,000)              99%

Casa Allegre Limited
Partnership                        172,000       20,000               99%

Castroville Village, Ltd.          146,000       (8,000)              99%

Cherokee Square, L.P.               87,000      (19,000)              99%

Divall Midland Associates
Limited Partnership II             126,000      (31,000)              99%

Eclectic Housing, Ltd.              41,000      (10,000)              99%

Elizabeth Square Associates,
Ltd.                               158,000      (45,000)              99%

Emory Capital, L.P.                 52,000      (12,000)              99%


                                ------------------------------------------------
                                      For the year ended December 31, 1998
                                ------------------------------------------------
                                                                 Low Income
                                                                 Housing Credits
                                   Rental       Net              Allocated to
Partnership Name                   Income       Income/(Loss)    Partnership
--------------------------------------------------------------------------------
Emory Manor, L.P.                     77,000     (30,000)            99%

Idalou Manor, L.P.                    75,000     (15,000)            99%

Jefferson Capital, L.P.               82,000     (11,000)            99%

Jefferson Manor, L.P.                 78,000     (13,000)            99%

Lakeview Limited Partnership         142,000     (21,000)            99%

Littlefield Manor, L.P.               75,000     (15,000)            99%

Perry County Housing, Ltd.            50,000      (9,000)            99%

Pine Hill Housing, Ltd.               58,000     (10,000)            99%

Rociada Partners Ltd.                 85,000     (21,000)            99%

Wadley Housing, Ltd.                  43,000     (13,000)            99%

Whitewater Woods Limited
Partnership                          146,000     (39,000)            99%

Willcox Investment Group, an
Arizona Limited Partnership          119,000      (3,000)            99%
                                   ---------    --------
                                 $ 2,745,000  $ (462,000)
                                   =========    ========

                                       9

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

(b)  At March 31, 1999, there were 580 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                               March 31                                      December 31
                       --------------------------  --------------------------------------------------------------

                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)
ASSETS
Cash and cash
  equivalents          $    175,658 $    187,707 $    175,192 $    181,313 $    208,303 $    238,482 $    237,739
Investments in
  limited
  partnerships, net       1,460,945    1,750,127    1,533,952    1,828,770    2,005,382    2,606,673    3,289,100
Receivable from
  limited
  partnerships                    -            -            -            -            -       52,726            -
Other assets                      -            -            -            -          587          931        3,202
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                       $  1,636,603 $  1,937,834 $  1,709,144 $  2,010,083 $  2,214,272 $  2,898,812 $  3,530,041
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========
LIABILITIES
Accrued fees and
  expenses due to
  general partner
  and affiliates       $  1,055,204 $    910,531 $  1,019,071 $    871,377 $    758,827 $    650,875 $    504,892

PARTNERS' EQUITY            581,399    1,027,303      690,073    1,138,706    1,455,445    2,247,937    3,025,149
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                       $  1,636,603 $  1,937,834 $  1,709,144 $  2,010,083 $  2,214,272 $  2,898,812 $  3,530,041
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                          For the Three Months                            For the Years Ended
                             Ended March 31                                   December 31
                       ---------------------------  -----------------------------------------------------------
                               1999         1998        1998        1997         1996        1995        1994
                               ----         ----        ----        ----         ----        ----        ----
                                       (Unaudited)

Loss from operations    $   (46,381) $   (40,643) $ (181,052) $ (173,718) $  (224,004) $ (175,049) $ (172,493)
Equity in loss from
limited partnerships        (62,293)     (70,760)   (267,581)   (143,021)    (568,488)   (602,163)   (544,630)
                           --------     --------    --------    --------     --------    --------    --------
Net loss                $  (108,674) $  (111,403) $ (448,633) $ (316,739) $  (792,492) $ (777,212) $ (717,123)
                           ========     ========    ========    ========     ========    ========    ========
Net loss allocated to:
    General partner     $    (1,087) $    (1,114) $   (4,486) $   (3,167) $    (7,925) $   (7,772) $   (7,171)
                           ========     ========    ========    ========     ========    ========    ========
    Limited partners    $  (107,587) $  (110,289) $ (444,147) $ (313,572) $  (784,567) $ (769,440) $ (709,952)
                           ========     ========    ========    ========     ========    ========    ========
Net loss per limited
  partner unit          $    (15.37) $    (15.76) $   (63.45) $   (44.80) $   (112.08) $  (109.92) $  (101.42)
                           ========     ========    ========    ========     ========    ========    ========
Outstanding weighted
  limited partner
  units                 $     7,000  $     7,000  $    7,000  $    7,000  $     7,000  $    7,000  $    7,000
                           ========     ========    ========    ========     ========    ========    ========

                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                          ------------------------  ----------------------------------------------------------

                               1999         1998        1998        1997         1996        1995        1994
                               ----         ----        ----        ----         ----        ----        ----
Net cash provided by
  (used in):
    Operating
      activities        $    (4,910) $     3,849  $  (12,006) $  (39,229) $   (41,630) $   (5,443) $   40,620
    Investing
      activities              5,376        2,545       5,885      12,239       11,451       6,186    (175,289)
                           --------     --------    --------    --------     --------    --------    --------

Net change in cash
  and cash equivalents          466        6,394      (6,121)    (26,990)     (30,179)        743    (134,669)

Cash and cash
  equivalents,
  beginning of period       175,192      181,313     181,313     208,303      238,482     237,739     372,408
                           --------     --------    --------    --------     --------    --------    --------

Cash and cash
  equivalents, end of
  period                $   175,658  $   187,707  $  175,192  $  181,313  $   208,303  $  238,482  $  237,739
                           ========     ========    ========    ========     ========    ========    ========

     Low Income Housing Credit per Unit was as follows for the year ended December 31:

                            1998              1997              1996             1995              1994

 Federal               $     145         $     145        $      145        $     145        $      146
 State                         -                 -                 -                -                 -
                       ---------         ---------        ----------        ---------        ----------
 Total                 $     145         $     145        $      145        $     145        $      146
                       =========         =========        ==========        =========        ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $176,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $1,461,000. Liabilities at March 31, 1999 primarily consisted of $1,052,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(109,000), reflecting a decrease of $2,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is due to equity in losses of limited partnerships which decreased by $9,000 to $(62,000) for the three month period ended March 31, 1999 from $(71,000) for the three month period ended March 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity in losses of limited partnerships was partially offset by loss from operations which increased by $5,000 to $(46,000) for the three month period ended March 31, 1999 from $(41,000) for the three month period ended March 31, 1998, due to a comparable increase in operating expenses.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net increase in cash during the three months ended March 31, 1999 was negligible, compared to a net increase in cash for the three months ended March 31, 1998 of $6,000. The change was due primarily to an increase in cash paid to the General Partner or affiliates of $3,000, and in increase in operating expenses of $6,000, partially offset by an increase in distributions received from Local Limited Partnerships of $3,000.

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

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $36,000 and $148,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 58% and 59% of the total assets of the Partnership at March 31, 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    /s/ BDO SEIDMAN, LLP
                                                    BDO SEIDMAN, LLP

Orange County, California
July 12, 1999

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



                                                    /s/ CORBIN & WERTZ
                                                    CORBIN & WERTZ
Irvine, California
March 13, 1998

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                    March 31                        December 31
                                          ------------------------------   ------------------------------
                                                  1999             1998             1998            1997
                                                  ----             ----             ----            ----
                                                             (Unaudited)
ASSETS

Cash and cash equivalents               $      175,658   $      187,707   $      175,192  $      181,313
Investments in limited  partnerships,
  net (Note 2)                               1,460,945        1,750,127        1,533,952       1,828,770
                                            ----------       ----------       ----------      ----------
                                        $    1,636,603   $    1,937,834   $    1,709,144  $    2,010,083
                                            ==========       ==========       ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Accrued  fees  and  expenses  due
    to  General Partner and affiliates
    (Note 3)                            $    1,055,204   $      910,531   $    1,019,071  $      871,377
                                             ----------       ----------       ----------      ----------
Commitments and contingencies

Partners' equity (deficit):
  General partner                              (53,728)         (49,269)         (52,641)        (48,155)
  Limited partners (12,000 units
    authorized; 7,000 units issued
    and outstanding)                           635,127        1,076,572          742,714       1,186,861
                                            ----------       ----------       ----------      ----------
      Total partners' equity                   581,399        1,027,303          690,073       1,138,706
                                            ----------       ----------       ----------      ----------
                                        $    1,636,603   $    1,937,834   $    1,709,144  $    2,010,083
                                            ==========       ==========       ==========      ==========


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                         For the Three Months Ended
                                                  March 31                       For the Years Ended December 31
                                         ----------------------------   -------------------------------------------

                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                          (Unaudited)

Interest income                         $      3,627   $       3,850   $      9,224    $      5,785   $     10,157
Distribution income                              500               -              -               -              -
                                           ---------      ----------      ---------       ---------      ---------
    Total income                               4,127           3,850          9,224           5,785         10,157
                                           ---------      ----------      ---------       ---------      ---------
Operating expenses:
  Amortization (Note 2)                        5,338           5,338         21,352          21,352         21,352
  Asset management fees (Note 3)              36,226          36,226        144,903         144,903        144,903
  Other                                        8,944           2,929         24,021          13,248         67,906
                                           ---------      ----------      ---------       ---------      ---------
    Total operating expenses                  50,508          44,493        190,276         179,503        234,161
                                           ---------      ----------      ---------       ---------      ---------

Loss from operations                         (46,381)        (40,643)      (181,052)       (173,718)      (224,004)

Equity in losses of limited
  partnerships (Note 2)                      (62,293)        (70,760)      (267,581)       (143,021)      (568,488)
                                           ---------      ----------      ---------       ---------      ---------
Net loss                                $   (108,674)  $    (111,403)  $   (448,633)   $   (316,739)  $   (792,492)
                                           =========      ==========      =========       =========      =========
Net loss allocated to:
    General partner                     $     (1,087)  $      (1,114)  $     (4,486)   $     (3,167)  $     (7,925)
                                           =========      ==========      =========       =========      =========
    Limited partners                    $   (107,587)  $    (110,289)  $   (444,147)   $   (313,572)  $   (784,567)
                                           =========      ==========      =========       =========      =========
Net loss per limited partnership
  unit                                  $     (15.37)  $      (15.76)  $     (63.45)   $     (44.80)  $    (112.08)
                                           =========      ==========      =========       =========      =========
Outstanding weighted limited
  partner units                                7,000           7,000          7,000           7,000          7,000
                                           =========      ==========      =========       =========      =========


                 See accompanying notes to financial statements
                                       18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996


                                    General       Limited
                                    Partner       Partners          Total
                                    --------      --------          -----
Partners' equity (deficit)
  at January 1, 1996           $    (37,063)  $  2,285,000    $   2,247,937

Net loss                             (7,925)      (784,567)        (792,492)
                                  ---------      ---------        ---------
Partners' equity (deficit)
  at December 31, 1996              (44,988)     1,500,433        1,455,445

Net loss                             (3,167)      (313,572)        (316,739)
                                  ---------      ---------        ---------
Partners' equity (deficit)
  at December 31, 1997              (48,155)     1,186,861        1,138,706

Net loss                             (4,486)      (444,147)        (448,633)
                                  ---------      ---------        ---------
Partners' equity (deficit)
  at December 31, 1998              (52,641)       742,714          690,073

Net loss                             (1,087)      (107,587)        (108,674)
                                  ---------      ---------        ---------
Partners' equity (deficit)
  at March 31, 1999           $     (53,728)  $    635,127    $     581,399
                                  =========      =========        =========


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended
                                                  March 31                      For the Years Ended December 31
                                         ----------------------------    -------------------------------------------
                                                  1999            1998           1998            1997           1996
                                                  ----            ----           ----            ----           ----
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss                                $   (108,674)  $    (111,403)  $   (448,633)  $    (316,739)  $   (792,492)
  Write-off of receivables from
    limited partnerships                             -               -              -               -         52,726
  Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Amortization                              5,338           5,338         21,352          21,352         21,352
       Equity in losses of limited
         partnerships                           62,293          70,760        267,581         143,021        568,488
       Change in other assets                        -               -              -             587            344
       Increase in accrued fees and
         expenses due to general
         partner and affiliates                 36,133          39,154        147,694         112,550        107,952
                                             ---------       ---------      ---------       ---------      ---------
Net cash provided by (used
  in) operating activities                      (4,910)          3,849        (12,006)        (39,229)       (41,630)
                                             ---------       ---------      ---------       ---------      ---------
Cash flows from investing activities:
   Distributions from limited
     partnerships                                5,376           2,545          5,885          12,239         11,451
                                             ---------       ---------      ---------       ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                                 466           6,394         (6,121)        (26,990)       (30,179)

Cash and cash equivalents,  beginning
  of period                                    175,192         181,313        181,313         208,303        238,482
                                             ---------       ---------      ---------       ---------      ---------
Cash  and  cash  equivalents,  end of
  period                                  $    175,658   $     187,707   $    175,192   $     181,313   $    208,303
                                             =========       =========      =========       =========      =========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

  Taxes paid                              $          -   $           -   $        800   $         800   $        800
                                             =========       =========      =========       =========      =========


                 See accompanying notes to financial statements
                                       20

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

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

The Partnership Agreement authorized the sale of up to 12,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on December 31, 1992 at which time 7,000 Units representing subscriptions in the amount of $7,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 95% to the limited partners (in proportion to their respective investments) and 5% to the General Partner.

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,036,840 at the end of all periods presented.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership had cash equivalents of $146,848, $143,633 and $135,471, respectively.

Concentration of Credit Risk

At March 31, 1999, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships shown in the balance sheets at December 31, 1998 and 1997 are approximately $1,028,000 and $905,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. Capitalized costs are being amortized over 30 years.

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

At March 31, 1999, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the three month period ended March 31, 1999 amounting to approximately $52,058 have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $189,571 and $426,917, respectively, have not been recognized. As of March 31, 1999, the aggregate share of net losses not recognized by the Partnership amounted to $668,546.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                             For the Three
                                                             Months Ended              For the Years Ended
                                                               March 31                    December 31
                                                            ---------------    -----------------------------------
                                                                      1999               1998                1997
                                                                      ----               ----                ----
Investments per balance sheet, beginning of period        $      1,533,952   $      1,828,770    $      2,005,382
Equity in losses of limited partnerships                           (62,293)          (267,581)           (143,021)
Distributions received                                              (5,376)            (5,885)            (12,239)
Amortization of paid acquisition fees and costs                     (5,338)           (21,352)            (21,352)
                                                                ----------         ----------          ----------
Investments per balance sheet, end of period              $      1,460,945   $      1,533,952    $      1,828,770
                                                                ==========         ==========          ==========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                      1998                1997
                                                      ----                ----
ASSETS

Buildings and improvements,
  net of accumulated
  depreciation  of $6,940,000
  and $6,159,000 for 1998
  and 1997, respectively                  $     22,025,000    $     22,715,000
Land                                             1,354,000           1,354,000
Other assets                                     2,023,000           1,812,000
                                               -----------         -----------
                                          $     25,402,000    $     25,881,000
                                               ===========         ===========
LIABILITIES

Mortgage loan payable                     $     23,510,000    $     23,195,000
Due to related parties                             183,000             137,000
Other liabilities                                  445,000             846,000
                                               -----------         -----------
                                                24,138,000          24,178,000
                                               -----------         -----------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund II, L.P.               506,000             924,000
Other partners                                     758,000             779,000
                                               ------------        -----------
                                                 1,264,000           1,703,000
                                               ------------        -----------
                                          $     25,402,000    $     25,881,000
                                               ===========         ===========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                             1998            1997          1996
                                             ----            ----          ----
Total revenues, including interest
  and rent subsidies                  $ 3,273,000    $  3,179,000   $ 3,068,000
                                        ---------       ---------     ---------
Expenses:
  Operating expenses                    1,951,000       1,984,000     1,837,000
  Interest expense                        953,000         920,000       937,000
  Depreciation and amortization           831,000         851,000       868,000
                                        ---------       ---------     ---------
         Total expenses                 3,735,000       3,755,000     3,642,000
                                        ---------       ---------     ---------
Net loss                              $  (462,000)   $   (576,000)  $  (574,000)
                                        =========       =========     =========
Net loss allocable to the Partnership $  (457,000)   $   (570,000)  $  (568,000)
                                        =========       =========     =========
Net loss recorded by the Partnership  $  (268,000)   $   (143,000)  $  (568,000)
                                        =========       =========     =========

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $165,980, $160,730 and $139,731 as of March 31, 1999 and December 31, 1998 and
          1997, respectively.

          Reimbursement of costs incurred by an affiliate of WNC in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $10,581 which have been included in investments in limited partnerships. Accumulated amortization was insignificant for all periods presented.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $36,226 were incurred during the three months ended March 31, 1999 and $144,903 were incurred during 1998, 1997 and 1996, respectively, of which $0 was paid during the three months ended March 31, 1999 and $0, $32,000 and $35,000 were paid in 1998, 1997 and 1996, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                    March 31               December 31
                                 --------------    ----------------------------
                                           1999            1998             1997
                                           ----            ----             ----
Advances from WNC               $         2,963  $        3,056   $          263

Asset management fee payable          1,052,241       1,016,015          871,114
                                     ----------      ----------       ----------
                                $     1,055,204  $    1,019,071   $      871,377
                                     ==========      ==========       ==========

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

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,226 and 144,903 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership made no payments to the General Partner or its affiliates for those fees during the three months ended March 31, 1999 and the year ended December 31, 1998.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $11,000 and $3,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended March 31, 1999 or the year ended December 31, 1998.

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

(c)  Changes in Control

     The management and control of the General Partner may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999 and  1998 (Unaudited)  and  December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Statements  of  Partners' Equity (Deficit) for  the  three months ended
            March 31, 1999 and for the years ended December 31, 1998, 1997 and 1996
         Statements  of Cash Flows for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants  on Financial State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated May 13, 1999 was filed on May 19, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

(c)      Exhibits.

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement dated as of January 19, 1990 is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10 K for the year ended December 31, 1994 is hereby incorporated herein as exhibit 3.1.

10.1. Amended and Restated Agreement of Limited Partnership of DiVall Midland Associates Limited Partnership II filed as exhibit 10.1 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.1.

10.2. Amended and Restated Agreement of Limited Partnership of Airport Road Associates, Limited filed as exhibit 10.2 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.2.

10.3. Amended and Restated Agreement of Limited Partnership of Arizona I Limited Partnership filed as exhibit 10.3 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.3.

10.4. Amended and Restated Agreement of Limited Partnership of Cherokee Square, L.P. filed as exhibit 10.4 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.4.

10.5. Amended and Restated Agreement of Limited Partnership of Ashland Investment Group filed as exhibit 10.5 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.5.

10.6. Amended and Restated Agreement of Limited Partnership of Brian's Village Apartments filed as exhibit 10.6 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.6.

10.7.    Amended  and  Restated  Agreement  of  Limited  Partnership  of   Emory
         Capital, L.P. filed as exhibit 10.7 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.7.

10.8. Amended and Restated Agreement of Limited Partnership of Emory Manor, L.P. filed as exhibit 10.8 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Jefferson Capital, L.P. filed as exhibit 10.9 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.9.

10.10. Amended and Restated Agreement of Limited Partnership of Jefferson Manor, L.P. filed as exhibit 10.10 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.10.

10.11. Amended and Restated Agreement of Limited Partnership of Rociada Partners, Ltd. filed as exhibit 10.11 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Wilcox Investment Group filed as exhibit 10.12 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.12.

10.13. Amended and Restated Agreement of Limited Partnership of Casa Allegre filed as exhibit 10.13 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.13.

10.14. Amended and Restated Agreement of Limited Partnership of Lakeview Limited Partnership filed as exhibit 10.14on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.14.

10.15. Amended and Restated Agreement of Limited Partnership of Whitewater Woods Limited Partnership filed as exhibit 10.15 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.15.

10.16. Amended and Restated Agreement of Limited Partnership of Castroville Village, Ltd. filed as exhibit 10.16 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.16.

10.17. Amended and Restated Agreement of Limited Partnership of Idalou Manor, L.P. filed as exhibit 10.17 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.17.

10.18. Amended and Restated Agreement of Limited Partnership of Littlefield Manor, L.P. filed as exhibit 10.18 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.18.

10.19. Amended and Restated Agreement of Limited Partnership of Am-Kent Associates, Ltd. filed as exhibit 10.19 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.19.

10.20. Amended and Restated Agreement of Limited Partnership of Brantley Housing, Ltd. filed as exhibit 10.20 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.20.

10.21. Amended and Restated Agreement of Limited Partnership of Candleridge of Perry, L.P. filed as exhibit 10.21 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.21.

10.22. Amended and Restated Agreement of Limited Partnership of Candleridge of Runnells, L.P. filed as exhibit 10.22 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.22.

10.23. Amended and Restated Agreement of Limited Partnership of Perry County Housing, Ltd. filed as exhibit 10.23 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.23.

10.24. Amended and Restated Agreement of Limited Partnership of Eclectric Housing, Ltd. filed as exhibit 10.24 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.24.

10.25. Amended and Restated Agreement of Limited Partnership of Pine Hill Housing, Ltd. filed as exhibit 10.25 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.25.

10.26. Amended and Restated Agreement of Limited Partnership of Wadley Housing, Ltd. filed as exhibit 10.26 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.26.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

             Report of Independent Certified Public Accountants on
                         Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audits referred to in our report dated July 12, 1999, relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                     /s/ BDO SEIDMAN, LLP
                                                     BDO SEIDMAN, LLP


Orange County, California
July 12, 1999

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              ---------------------------------- ---------------------------------------------------
                                                       March 31, 1999                            As of December 31, 1998
                                              ---------------------------------- ---------------------------------------------------
                                              Partnership's Total   Amount of    Encumbrances of                             Net
                                              Investment in Local   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,     Slidell,
Limited                      Louisiana           $  334,000       $  334,000     $ 1,450,000   $  1,858,000  $  580,000  $ 1,278,000

Am-Kent Associates, Ltd.     Amite &
                             Kentwood,
                             Louisiana              232,000          232,000       1,119,000      1,585,000     424,000    1,161,000

Arizona I Limited            Showlow,
Partnership                  Arizona                320,000          320,000       1,487,000      1,968,000     412,000    1,556,000

Ashland Investment Group,    Ashland,
an Oregon Limited            Oregon                 300,000          300,000       1,390,000      1,824,000     351,000    1,473,000
Partnership

Brantley Housing, Ltd.       Brantley,
                             Alabama                108,000          108,000         575,000        699,000     139,000     560,000

Brian's Village Apartments,  Mannford,
an Oklahoma                  Oklahoma               176,000          176,000         757,000        974,000     292,000     682,000
Limited Partnership.

Candleridge Apartments of    Perry, Iowa             93,000           93,000         595,000        747,000     180,000     567,000
Perry, L.P.

Candleridge Apartments of    Runnells,
Runnells, L.P.               Iowa                    58,000           58,000         377,000        471,000     114,000     357,000

Casa Allegre Limited         Las Vegas,
Partnership                  New Mexico             318,000          318,000       1,394,000      1,835,000     374,000   1,461,000

Castroville Village, Ltd.    Castroville,
                             Texas                  165,000          165,000         954,000      1,151,000     165,000     986,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              ---------------------------------- ---------------------------------------------------
                                                       March 31, 1999                            As of December 31, 1998
                                              ---------------------------------- ---------------------------------------------------
                                              Total Investment      Amount of     Encumbrances of                             Net
                                              in Local              Investment    Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Limited Partnerships  Paid to Date  Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee Square, L.P.        Rogersville,
                             Tennessee                202,000         202,000       978,000     1,225,000      202,000     1,023,000

Divall Midland Associates    Port
Limited                      Washington,
Partnership II               Wisconsin                234,000         234,000     1,159,000     1,483,000      425,000     1,058,000

Eclectic Housing, Ltd.       Eclectic,
                             Alabama                   74,000          74,000       414,000       499,000      108,000       391,000

Elizabeth Square             Raceland,
Associates, Ltd.             Louisiana                356,000         356,000     1,477,000     2,063,000      487,000     1,576,000

Emory Capital, L.P.          Emory, Texas              85,000          85,000       369,000       486,000      150,000       336,000

Emory Manor, L.P.            Emory, Texas             128,000         128,000       552,000       740,000      211,000       529,000

Idalou Manor, L.P.           Idalou, Texas            122,000         122,000       619,000       773,000      135,000       638,000

Jefferson Capital, L.P.      Jefferson,
                             Texas                    167,000         167,000       714,000       962,000      286,000       676,000

Jefferson Manor, L.P.        Jefferson,
                             Texas                    179,000         179,000       763,000     1,004,000      304,000       700,000

                                       35

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              ---------------------------------- ---------------------------------------------------
                                                       March 31, 1999                            As of December 31, 1998
                                              ---------------------------------- ---------------------------------------------------
                                              Total Investment    Amount of     Encumbrances of                              Net
                                              in Local Limited    Investment    Local Limited   Property and  Accumulated    Book
Partnership Name             Location         Partnerships        Paid to Date  Partnerships    Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview Limited             Beaver Dam,
Partnership                  Wisconsin                264,000         264,000     1,240,000     1,585,000      325,000     1,260,000

Littlefield Manor, L.P.      Littlefield,
                             Texas                    117,000         117,000       595,000       744,000      133,000       611,000

Perry County Housing, Ltd.   Uniontown,
                             Alabama                   82,000          82,000       440,000       523,000      107,000       416,000

Pine Hill Housing, Ltd.      Pine Hill,
                             Alabama                  105,000         105,000       564,000       668,000      125,000       543,000

Rociada Partners Ltd.        Hereford,
                             Texas                    154,000         154,000       731,000       922,000      195,000       727,000

Wadley Housing, Ltd.         Wadley,
                             Alabama                   76,000          76,000       440,000       521,000      102,000       419,000

Whitewater Woods Limited     Whitewater,
Partnership                  Wisconsin                301,000         301,000     1,297,000     1,687,000      351,000     1,336,000

Willcox Investment Group,    Willcox,
an Arizona Limited           Arizona                  246,000         246,000     1,060,000     1,322,000      263,000     1,059,000
Partnership                                        ----------      ----------    ----------    ----------   ----------    ----------
                                                  $ 4,996,000     $ 4,996,000  $ 23,510,000  $ 30,319,000 $  6,940,000  $ 23,379,000
                                                   ==========      ==========    ==========    ==========   ==========    ==========

                                       36

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 1998
                                              --------------------------------------------------------------------------------------

                                                                                      Year Investment               Estimated Useful
Partnership Name                           Rental Income       Net Income\(Loss)         Acquired     Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited        $    152,000           $   (39,000)                1990      Completed                27.5

Am-Kent Associates, Ltd.                     123,000               (40,000)                1991      Completed                27.5

Arizona I Limited Partnership                129,000               (65,000)                1990      Completed                  35

Ashland Investment Group, an Oregon
Limited Partnership.                         168,000                27,000                 1990      Completed                  50

Brantley Housing, Ltd.                        54,000               (12,000)                1992      Completed                  40

Brian's Village Apartments, an Oklahoma
Limited Partnership.                         102,000               (14,000)                1990      Completed                  30

Candleridge Apartments of Perry, L.P.        117,000                (9,000)                1992      Completed                27.5

Candleridge Apartments of Runnells, L.P.      88,000                (5,000)                1992      Completed                27.5

Casa Allegre Limited Partnership             172,000                20,000                 1990      Completed                  40

Castroville Village, Ltd.                    146,000                (8,000)                1991      Completed                  50

Cherokee Square, L.P.                         87,000               (19,000)                1990      Completed                  50

Divall Midland Associates Limited
Partnership II                               126,000               (31,000)                1990      Completed                27.5

Eclectic Housing, Ltd.                        41,000               (10,000)                1992      Completed                  40

Elizabeth Square Associates, Ltd.            158,000               (45,000)                1994      Completed                27.5

Emory Capital, L.P.                           52,000               (12,000)                1990      Completed                27.5


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 1998
                                              --------------------------------------------------------------------------------------

                                                                                      Year Investment               Estimated Useful
Partnership Name                           Rental Income       Net Income\(Loss)         Acquired     Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                              77,000               (30,000)                1990      Completed                 30

Idalou Manor, L.P.                             75,000               (15,000)                1992      Completed                 40

Jefferson Capital, L.P.                        82,000               (11,000)                1990      Completed                 50

Jefferson Manor, L.P.                          78,000               (13,000)                1990      Completed                 50

Lakeview Limited Partnership                  142,000               (21,000)                1991      Completed                 35

Littlefield Manor, L.P.                        75,000               (15,000)                1991      Completed                 40

Perry County Housing, Ltd.                     50,000                (9,000)                1992      Completed                 40

Pine Hill Housing, Ltd.                        58,000               (10,000)                1992      Completed                 40

Rociada Partners Ltd.                          85,000               (21,000)                1990      Completed                 40

Wadley Housing, Ltd.                           43,000               (13,000)                1992      Completed                 40

Whitewater Woods Limited
Partnership                                   146,000               (39,000)                1991      Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership                119,000                (3,000)                1990      Completed                 50
                                            ---------             ---------
                                          $ 2,745,000           $  (462,000)
                                            =========             =========

                                       38

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                              --------------------------------------------------------------------------------------
                                                                           As of December 31, 1998
                                              --------------------------------------------------------------------------------------
                                              Total Investment    Amount of     Encumbrances of                             Net
                                              in Local Limited    Investment    Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Partnerships        Paid to Date  Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,     Slidell,
Limited                      Louisiana           $  334,000       $  334,000    $  1,450,000   $  1,858,000  $  580,000 $ 1,278,000

Am-Kent Associates, Ltd.     Amite &
                             Kentwood,
                             Louisiana              232,000          232,000       1,119,000      1,585,000     424,000   1,161,000

Arizona I Limited            Showlow,
Partnership                  Arizona                320,000          320,000       1,487,000      1,968,000     412,000   1,556,000

Ashland Investment Group,    Ashland,
an Oregon Limited            Oregon                 300,000          300,000       1,390,000      1,824,000     351,000   1,473,000
Partnership

Brantley Housing, Ltd.       Brantley,
                             Alabama                108,000          108,000         575,000        699,000     139,000     560,000

Brian's Village Apartments,  Mannford,
an Oklahoma                  Oklahoma               176,000          176,000         757,000        974,000     292,000     682,000
Limited Partnership.

Candleridge Apartments of    Perry, Iowa             93,000           93,000         595,000        747,000     180,000     567,000
Perry, L.P.

Candleridge Apartments of    Runnells,
Runnells, L.P.               Iowa                    58,000           58,000         377,000        471,000     114,000     357,000

Casa Allegre Limited         Las Vegas,
Partnership                  New Mexico             318,000          318,000       1,394,000      1,835,000     374,000   1,461,000

Castroville Village, Ltd.    Castroville,
                             Texas                  165,000          165,000         954,000      1,151,000     165,000     986,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                              --------------------------------------------------------------------------------------
                                                                                  As of December 31, 1998
                                              --------------------------------------------------------------------------------------
                                              Total Investment    Amount of     Encumbrances of                             Net
                                              in Local Limited    Investment    Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Partnerships        Paid to Date  Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee Square, L.P.        Rogersville,
                             Tennessee                202,000         202,000       978,000     1,225,000      202,000     1,023,000

Divall Midland Associates    Port
Limited                      Washington,
Partnership II               Wisconsin                234,000         234,000     1,159,000     1,483,000      425,000     1,058,000

Eclectic Housing, Ltd.       Eclectic,
                             Alabama                   74,000          74,000       414,000       499,000      108,000       391,000

Elizabeth Square             Raceland,
Associates, Ltd.             Louisiana                356,000         356,000     1,477,000     2,063,000      487,000     1,576,000

Emory Capital, L.P.          Emory, Texas              85,000          85,000       369,000       486,000      150,000       336,000

Emory Manor, L.P.            Emory, Texas             128,000         128,000       552,000       740,000      211,000       529,000

Idalou Manor, L.P.           Idalou, Texas            122,000         122,000       619,000       773,000      135,000       638,000

Jefferson Capital, L.P.      Jefferson,
                             Texas                    167,000         167,000       714,000       962,000      286,000       676,000

Jefferson Manor, L.P.        Jefferson,
                             Texas                    179,000         179,000       763,000     1,004,000      304,000       700,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                             ---------------------------------------------------------------------------------------
                                                                                     As of December 31, 1998
                                             ---------------------------------------------------------------------------------------
                                              Total Investment    Amount of     Encumbrances of                              Net
                                              in Local Limited    Investment    Local Limited   Property and  Accumulated    Book
Partnership Name             Location         Partnerships        Paid to Date  Partnerships    Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview Limited             Beaver Dam,
Partnership                  Wisconsin                264,000         264,000     1,240,000     1,585,000      325,000     1,260,000

Littlefield Manor, L.P.      Littlefield,
                             Texas                    117,000         117,000       595,000       744,000      133,000       611,000

Perry County Housing, Ltd.   Uniontown,
                             Alabama                   82,000          82,000       440,000       523,000      107,000       416,000

Pine Hill Housing, Ltd.      Pine Hill,
                             Alabama                  105,000         105,000       564,000       668,000      125,000       543,000

Rociada Partners Ltd.        Hereford,
                             Texas                    154,000         154,000       731,000       922,000      195,000       727,000

Wadley Housing, Ltd.         Wadley,
                             Alabama                   76,000          76,000       440,000       521,000      102,000       419,000

Whitewater Woods Limited     Whitewater,
Partnership                  Wisconsin                301,000         301,000     1,297,000     1,687,000      351,000     1,336,000

Willcox Investment Group,    Willcox,
an Arizona Limited           Arizona                  246,000         246,000     1,060,000     1,322,000      263,000     1,059,000
Partnership                                        ----------      ----------    ----------    ----------   ----------    ----------
                                                  $ 4,996,000     $ 4,996,000  $ 23,510,000  $ 30,319,000 $  6,940,000  $ 23,379,000
                                                   ==========      ==========    ==========    ==========   ==========    ==========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 1998
                                              --------------------------------------------------------------------------------------

                                                                                      Year Investment               Estimated Useful
Partnership Name                           Rental Income       Net Income\(Loss)         Acquired     Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited        $    152,000           $   (39,000)                1990      Completed                27.5

Am-Kent Associates, Ltd.                     123,000               (40,000)                1991      Completed                27.5

Arizona I Limited Partnership                129,000               (65,000)                1990      Completed                  35

Ashland Investment Group, an Oregon
Limited Partnership.                         168,000                27,000                 1990      Completed                  50

Brantley Housing, Ltd.                        54,000               (12,000)                1992      Completed                  40

Brian's Village Apartments, an Oklahoma
Limited Partnership.                         102,000               (14,000)                1990      Completed                  30

Candleridge Apartments of Perry, L.P.        117,000                (9,000)                1992      Completed                27.5

Candleridge Apartments of Runnells, L.P.      88,000                (5,000)                1992      Completed                27.5

Casa Allegre Limited Partnership             172,000                20,000                 1990      Completed                  40

Castroville Village, Ltd.                    146,000                (8,000)                1991      Completed                  50

Cherokee Square, L.P.                         87,000               (19,000)                1990      Completed                  50

Divall Midland Associates Limited
Partnership II                               126,000               (31,000)                1990      Completed                27.5

Eclectic Housing, Ltd.                        41,000               (10,000)                1992      Completed                  40

Elizabeth Square Associates, Ltd.            158,000               (45,000)                1994      Completed                27.5

Emory Capital, L.P.                           52,000               (12,000)                1990      Completed                27.5


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 1998
                                              --------------------------------------------------------------------------------------

                                                                                      Year Investment               Estimated Useful
Partnership Name                           Rental Income       Net Income\(Loss)         Acquired     Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                              77,000               (30,000)                1990      Completed                 30

Idalou Manor, L.P.                             75,000               (15,000)                1992      Completed                 40

Jefferson Capital, L.P.                        82,000               (11,000)                1990      Completed                 50

Jefferson Manor, L.P.                          78,000               (13,000)                1990      Completed                 50

Lakeview Limited Partnership                  142,000               (21,000)                1991      Completed                 35

Littlefield Manor, L.P.                        75,000               (15,000)                1991      Completed                 40

Perry County Housing, Ltd.                     50,000                (9,000)                1992      Completed                 40

Pine Hill Housing, Ltd.                        58,000               (10,000)                1992      Completed                 40

Rociada Partners Ltd.                          85,000               (21,000)                1990      Completed                 40

Wadley Housing, Ltd.                           43,000               (13,000)                1992      Completed                 40

Whitewater Woods Limited
Partnership                                   146,000               (39,000)                1991      Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership                119,000                (3,000)                1990      Completed                 50
                                            ---------             ---------
                                          $ 2,745,000           $  (462,000)
                                            =========             =========

                                       43

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

Date: August 4, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 4, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: August 4, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: August 4, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 4, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: August 4, 1999