Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1999-08-27
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
         June 30,1999 and March 31, 1999....................................2

    Statements of Operations
         For the three and three months ended June 30, 1999 and 1998........3

    Statement of Partners' Equity
         For the three months ended June 30, 1999...........................4

    Statements of Cash Flows
         For the three months ended June 30, 1999 and 1998..................5

    Notes to Financial Statements ..........................................6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......13

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................14

  Item 6. Exhibits and Reports on Form 8-K.................................14

  Signatures...............................................................15

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                June 30, 1999   March 31, 1999
                                                -------------   --------------
                                                 (unaudited)
                                     ASSETS

Cash and cash equivalents                        $    180,797     $    175,658
Investment in limited partnerships - Note 2         1,403,582        1,460,945
                                                    ---------        ---------

                                                 $  1,584,379     $  1,636,603
                                                    =========        =========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued fees and expenses due to
    general partner and affiliates - Note 3      $  1,095,395     $  1,055,204
                                                    ---------        ---------

Partners' equity (deficit):
  General partner                                     (54,652)         (53,728)
  Limited partners (12,000 units authorized,
    7,000 units issued and outstanding)               543,636          635,127
                                                    ---------        ---------

Total partners' equity                                488,984          581,399
                                                    ---------        ---------

                                                 $  1,584,379     $  1,636,603
                                                    =========        =========


                 See accompanying notes to financial statements
                                        2

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and1998
                                   (unaudited)
                                                     1999                1998
                                                     ----                ----

Interest income                               $       232         $     2,621
Miscellaneous income                                2,872               1,200
                                                 --------            --------
                                                    3,104               3,821
                                                 --------            --------

Operating expenses:
  Amortization                                      5,338               5,338
  Asset management fees - Note 3                   36,226              36,225
  Legal and accounting                              7,641               3,500
  Other                                            (3,077)              8,676
                                                 --------            --------

Total operating expenses                           46,128              53,739
                                                 --------            --------

Loss from operations                              (43,024)            (49,918)
                                                 --------            --------
Equity in loss of
 limited partnerships                             (49,391)            (79,240)
                                                 --------            --------

Net loss                                      $   (92,415)        $  (129,158)
                                                 ========            ========
Net loss allocated to:
  General partner                             $      (924)        $    (1,292)
                                                 ========            ========
  Limited partners                            $   (91,491)        $  (127,866)
                                                 ========            ========
Net loss per limited
  partner unit (7,000 units
  issued and outstanding)                     $       (13)        $       (18)
                                                 ========            ========


                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (unaudited)



                                                General         Limited
                                                Partner         Partners           Total
                                                -------         --------           -----


Equity (deficit), March 31, 1999         $      (53,728)   $    635,127    $     581,399


Net loss for the three months ended
  June 30, 1999                                    (924)        (91,491)         (92,415)
                                             ----------      ----------       ----------

Equity (deficit), June 30, 1999          $      (54,652)   $    543,636    $     488,984
                                             ==========      ==========       ==========












                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                                1999                   1998
                                                                ----                   ----
Cash flows from operating activities:
  Net loss                                               $   (92,415)           $  (129,158)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Equity in loss of limited partnerships                    49,391                 79,240
    Amortization                                               5,338                  5,338
    Asset management fee                                      36,226                 36,225
    Accrued fees and expense due to
      general partner and affiliates                           3,965                 (1,696)
                                                           ---------              ---------

Net cash provided by (used in) operating activities            2,505                (10,051)
                                                           ---------              ---------
Cash flows from investing activities:

  Distributions from limited partnerships                      2,634                    800
                                                           ---------              ---------

Net cash provided by investing activities                      2,634                    800
                                                           ---------              ---------

Net increase (decrease) in cash and cash equivalents           5,139                 (9,251)
                                                           ---------              ---------

Cash and cash equivalents, beginning of period               175,658                187,707
                                                           ---------              ---------

Cash and cash equivalents, end of period                 $   180,797            $   178,456
                                                           =========              =========




                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund II, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

                                  June 30, 1999
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999 and March 31, 1999,of $149,956 and $146,848, respectively.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS - CONTINUED

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the three months ended June 30:

                                                      1999             1998
                                                      ----             ----
Investment balance, beginning of period        $ 1,460,945      $ 1,533,952
Equity in loss of limited partnerships             (49,391)         (62,293)
Distributions                                       (2,634)          (5,376)
Amortization of acquisition costs                   (5,338)          (5,338)
                                                 ---------        ---------
Investment per balance sheet, end of period    $ 1,403,582      $ 1,460,945
                                                 =========        =========

Selected  financial  information  for the three  months  ended  June 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                      1999             1998
                                                      ----             ----
Total revenue                                  $   809,000      $   795,000
                                                 ---------        ---------

Interest expense                                   235,000          223,000
Depreciation                                       208,000          213,000
Operating expenses                                 480,000          496,000
                                                 ---------        ---------
Total Expenses                                     924,000          932,000
                                                 ---------        ---------

Net loss                                       $  (116,000)     $  (137,000)
                                                 =========        =========

Net loss allocable to the Partnership          $  (114,000)     $  (136,000)
                                                 =========        =========

Net loss recognized by the Partnership         $   (49,391)     $   (79,240)
                                                 =========        =========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,226 and $36,225 were incurred during the three months ended June 30, 1999 and 1998, respectively. The Partnership made no payments to the General Partner or its affiliates for those fees during the three months ended June 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended June 30, 1999 or 1998.

Accrued fees and advance due to affiliates of the General Partner included in the accompanying balance sheet consist of the following at March 31, 1998 and December 31, 1997:
s
                                     June 30, 1999          March 31, 1999
                                     -------------          --------------

Asset management fee              $      1,088,467     $         1,052,241
Reimbursement due on expenses
  paid by affiliate                          6,928                   2,963
                                         ---------               ---------

Total related party payables      $      1,095,395     $         1,055,204
                                         =========               =========


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $181,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $1,404,000. Liabilities at June 30, 1999 primarily consisted of $1,088,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(91,000), reflecting a decrease of $37,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $30,000 to $(49,000) for the three months ended June 30, 1999 from $(79,000) for the three months ended June 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $7,000 for the three months ended June 30, 1999 to $(46,000), from $(53,000) for the three months ended June 30, 1998, due to a comparable decrease in operating expense allocations.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net cash provided during the three months ended June 30, 1999 was $5,000 compared to a net use of cash for the three months ended June 30, 1998 of $(9,000). The change was due primarily to a decrease in operating costs of $7,000, an increase in distributions from limited partnerships of $2,000 and a decrease in fees paid to the general partner or affiliates of $5,000.

During the three months ended June 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $36,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner

By:  WNC & ASSOCIATES, INC.         General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: August 26, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: August 26, 1999