Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 1999-11-19
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheets
              September 30,1999 and March 31, 1999...........................3


     Statements of Operations
              For the three and six months ended September 30, 1999 and 1998..4

     Statement of Partners' Equity
              For the six months ended September 30, 1999.....................5

     Statements of Cash Flows
              For the six months ended September 30, 1999 and 1998............6

     Notes to Financial Statements ...........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................15

  Item 6. Exhibits and Reports on Form 8-K...................................15

  Signatures.................................................................16

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                    September 30, 1999              March 31, 1999
                                                                    ------------------              --------------
                                                                       (unaudited)
                                     ASSETS

Cash and cash equivalents                                       $              160,583        $             175,658
 Investment in limited partnerships - Note 2                                 1,350,747                    1,460,945
                                                                  --------------------          -------------------

                                                                $            1,511,330        $           1,636,603
                                                                  ====================          ===================


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3                      $            1,125,331        $           1,055,204
                                                                  --------------------          -------------------

Partners' equity (deficit):
 General partner                                                               (55,682)                     (53,728)
 Limited partners (7,000 units issued and outstanding)                         441,681                      635,127
                                                                  --------------------          -------------------

Total partners' equity                                                         385,999                      581,399
                                                                  --------------------          -------------------

                                                                $            1,511,330        $           1,636,603
                                                                  ====================          ===================

                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 1999 and 1998
                                   (unaudited)

                                                     1999                               1998
                                                     ----                               ----

                                             Three             Six              Three              Six
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------

Interest income                        $      1,160    $        1,392    $       1,217     $        3,838
                                         ----------      ------------      -----------       ------------

                                              1,160             1,392            1,217              3,838
                                         ----------      ------------      -----------       ------------

Operating expenses:
Amortization                                  5,338            10,676            5,338             10,676
Asset management fees - Note 3               36,226            72,452           36,225             72,450
Legal and accounting                          3,315            10,956                -              3,500
Other                                        12,619             6,670            7,061             14,537
                                         ----------      ------------      -----------       ------------

Total operating expenses                     57,498           100,754           48,624            101,163
                                         ----------      ------------      -----------       ------------

Loss from operations                        (56,338)          (99,362)         (47,407)          (97,325)

Equity in loss from
 limited partnerships                       (46,647)          (96,038)         (59,000)          (138,240)
                                         ----------      ------------      -----------       ------------

Net loss                               $   (102,985)   $     (195,400)   $    (106,407)    $     (235,565)
                                         ==========      ============      ===========       ============

Net loss allocated to:
 General partner                       $     (1,030)   $       (1,954)   $      (1,064)    $       (2,356)
                                         ==========      ============      ===========       ============

 Limited partners                      $   (101,955)   $     (193,446)   $    (105,343)    $     (233,209)
                                         ==========      ============      ===========       ============

Net loss per weighted limited
 partner unit (7,000 units issued
 and outstanding)                      $        (15)   $          (28)   $         (15)    $          (33)
                                         ==========      ============      ===========       ============


                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)




                                                          General                 Limited
                                                          Partner                 Partners                    Total
                                                          -------                 --------                    -----



Partners' equity (deficit), March 31, 1999    $           (53,728)      $          635,127    $             581,399


Net loss for the six months ended
 September 30, 1999                                        (1,954)                (193,446)                (195,400)
                                                -----------------         ----------------      -------------------

Partners' equity (deficit), September 30,     $           (55,682)      $          441,681    $             385,999
 1999                                           ==================        ================      ===================









                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)


                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
     Net loss                                      $   (195,400)  $   (235,565)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss from limited partnerships         96,038        138,240
        Amortization                                     10,676         10,676
        Asset management fees                            72,452         72,450
        Accrued fees and expense due to
           general partner and affiliates                (2,325)        (3,192)
                                                     ----------    -----------

Net cash used in operating activities                   (18,559)       (17,391)
                                                     ----------     ----------

Cash flows from investing activities:
    Distributions from limited partnerships               3,484          3,340
                                                     ----------     ----------

Net cash provided by investing activities                 3,484          3,340
                                                     ----------     ----------

Net decrease in cash and cash equivalents               (15,075)       (14,051)
                                                     ----------     ----------

Cash and cash equivalents, beginning of period
                                                        175,658        187,707
                                                     ----------     ----------

Cash and cash equivalents, end of period           $    160,583   $    173,656
                                                     ==========     ==========



                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months then ended.

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

                               September 30, 1999
                                   (unaudited)

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

                               September 30, 1999
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                                                     September 30, 1999            March 31, 1999
                                                                     ------------------            --------------
Investment balance, beginning of period                         $             1,460,945      $          1,533,952
Equity in loss from limited partnerships                                        (96,038)                  (62,293)
Distributions from limited partnerships                                          (3,484)                   (5,376)
Amortization of acquisition costs                                               (10,676)                   (5,338)
                                                                      -----------------            --------------

Investment per balance sheet, end of period                     $             1,350,747      $          1,460,945
                                                                      =================            ==============


Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                                                   1999                     1998
                                                                                   ----                     ----

Total revenue                                                   $             1,618,000      $         1,590,000
                                                                        ---------------         ----------------

Interest expense                                                                473,000                  447,000
Depreciation                                                                    415,400                  425,000
Operating expenses                                                              960,600                  992,000
                                                                        ---------------         ----------------

Total Expenses                                                                1,849,000                1,864,000
                                                                        ---------------         ----------------

Net loss                                                        $              (231,000)     $          (274,000)
                                                                        ===============         ================

Net loss allocable to the Partnership                           $              (228,800)     $          (271,000)
                                                                        ===============         ================

Net loss recognized by the Partnership                          $               (96,038)     $          (138,240)
                                                                        ===============         ================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS


(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,452 and $72,450 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership made no payments to the General Partner or its affiliates for those fees during the six months ended September 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the six months ended September 30, 1999 or 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1999 and March 31, 1999:

                                                                  September 30, 1999                  March 31, 1999
                                                                  ------------------                  --------------

Asset management fee                                        $              1,124,693     $                 1,052,241
Reimbursement due on expenses paid by affiliate                                  638                           2,963
                                                               ---------------------        ------------------------

Total related party payables                                $              1,125,331     $                 1,055,204
                                                               =====================        ========================


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

                                       11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $161,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $1,351,000. Liabilities at September 30, 1999 primarily consisted of $1,125,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(103,000), reflecting a decrease of $4,000 from the net loss experienced for the three months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $12,000 to $(47,000) for the three months ended September 30, 1999 from $(59,000) for the three months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a increase in loss from operations of $9,000 for the three months ended September 30, 1999 to $(56,000), from $(47,000) for the three months ended September 30, 1998, due to a comparable increase in operating expenses.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(195,000), reflecting a decrease of $41,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $42,000 to $(96,000) for the six months ended September 30, 1999 from $(138,000) for the six months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a increase in loss from operations of $2,000 for the six months ended September 30, 1999 to $(99,000), from $(97,000) for the six months ended September 30, 1998, due to a comparable decrease in interest income.

Cash Flows

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Net cash used during the six months ended September 30, 1999 was $(15,000) compared to a net use of cash for the six months ended September 30, 1998 of $(14,000). The change was due primarily to a decrease in fees paid to the general partner or affiliates of 1,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $72,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

         NONE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

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

Date: November 17, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 17, 1999