Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2000-02-14
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31, 1999 and March 31, 1999..................................3

    Statements of Operations
      For the three and nine months ended December 30, 1999 and 1998........4

    Statement of Partners' Equity(Deficit)
      For the nine months ended December 31, 1999...........................5

    Statements of Cash Flows
      For the nine months ended December 31, 1999 and 1998..................6

    Notes to Financial Statements ..........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................14

  Item 6. Exhibits and Reports on Form 8-K..................................14

  Signatures................................................................15

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                     December 31, 1999         March 31, 1999
                                                     -----------------         --------------
                                                       (unaudited)
                                     ASSETS

Cash and cash equivalents                       $              155,720  $             175,658
 Investment in limited partnerships - Note 2                 1,298,762              1,460,945
                                                  --------------------    -------------------

                                                $            1,454,482  $           1,636,603
                                                  ====================    ===================


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
  general partner and affiliates - Note 3       $            1,166,257  $           1,055,204
                                                  --------------------    -------------------

Partners' equity (deficit):
 General partner                                               (56,660)               (53,728)
 Limited partners (7,000 units issued
  and outstanding)                                             344,885                635,127
                                                  --------------------    -------------------

Total partners' equity                                         288,225                581,399
                                                  --------------------    -------------------

                                                $            1,454,482  $           1,636,603
                                                  ====================    ===================





                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended December 31, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Nine             Three              Nine
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------
Interest income                        $      1,423    $        2,815    $       1,536     $        5,374
                                         ----------      ------------      -----------       ------------

                                              1,423             2,815            1,536              5,374
                                         ----------      ------------      -----------       ------------

Operating expenses:
Amortization                                  5,338            16,014            5,338             16,014
Asset management fees - Note 3               36,224           108,676           36,227            108,677
Legal and accounting                            893            11,849              500              4,000
Other                                        10,095            16,765            2,555             17,092
                                         ----------      ------------      -----------       ------------

Total operating expenses                     52,550           153,304           44,620            145,783
                                         ----------      ------------      -----------       ------------

Loss from operations                        (51,127)         (150,489)         (43,084)          (140,409)

Equity in loss from
 limited partnerships                       (46,647)         (142,685)         (58,581)          (196,821)
                                         ----------      ------------      -----------       ------------

Net loss                               $    (97,774)   $     (293,174)   $    (101,665)    $     (337,230)
                                         ==========      ============      ===========       ============

Net loss allocated to:
 General partner                       $       (978)   $       (2,932)   $      (1,017)    $       (3,372)
                                         ==========      ============      ===========       ============

  Limited partners                     $    (96,796)   $     (290,242)   $    (100,648)    $     (333,858)
                                         ==========      ============      ===========       ============

Net loss per weighted limited
 partner unit (7,000 units issued
 and outstanding)                      $        (14)   $          (41)   $         (14)    $          (48)
                                         ==========      ============      ===========       ============





                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY(DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


                                                             General                Limited
                                                             Partner                Partners                 Total
                                                             -------                --------                 -----

Partners' equity (deficit), March 31, 1999        $          (53,728)   $            635,127    $          581,399


Net loss for the nine months ended
 December 31, 1999                                            (2,932)               (290,242)             (293,174)
                                                      --------------        ----------------       ---------------

Partners' equity (deficit), December 31, 1999     $          (56,660)   $            344,885    $          288,225
                                                      ==============        ================        ==============



                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)


                                                     1999                1998
                                                     ----                ----
Cash flows from operating activities:
 Net loss                                   $    (293,174)    $      (337,230)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships        142,685             196,821
  Amortization                                     16,014              16,014
  Asset management fees                           108,676             108,676
  Accrued fees and expense due to
   general partner and affiliates                   2,377                (136)
                                               ----------          ----------

Net cash used in operating activities             (23,422)            (15,855)
                                               ----------          ----------

Cash flows from investing activities:
 Distributions from limited partnerships            3,484               3,340
                                               ----------          ----------

Net cash provided by investing activities           3,484               3,340
                                               ----------          ----------

Net decrease in cash and cash equivalents         (19,938)            (12,515)
                                               ----------          ----------

Cash and cash equivalents, beginning of period
                                                  175,658             187,707
                                               ----------          ----------

Cash and cash equivalents, end of period    $     155,720     $       175,192
                                               ==========          ==========


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)



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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the six months then ended.

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)


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

                                December 31, 1999
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                                      December 31, 1999         March 31, 1999
                                                      -----------------         --------------
Investment balance, beginning of period          $            1,460,945   $          1,533,952
Equity in loss from limited partnerships                       (142,685)               (62,293)
Distributions from limited partnerships                          (3,484)                (5,376)
Amortization of acquisition costs                               (16,014)                (5,338)
                                                      -----------------         --------------

Investment per balance sheet, end of period      $            1,298,762   $          1,460,945
                                                      =================         ==============


Selected  financial  information  for the nine months ended December 31 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                                   1999                   1998
                                                                   ----                   ----
Total revenue                                    $            2,427,000   $          2,478,000
                                                      -----------------         --------------

Interest expense                                                709,500                730,000
Depreciation                                                    623,100                618,000
Operating expenses                                            1,440,900              1,455,000
                                                      -----------------         --------------

Total Expenses                                                2,773,500              2,803,000
                                                      -----------------         --------------

Net loss                                         $             (346,500)  $           (325,000)
                                                      =================         ==============

Net loss allocable to the Partnership            $             (343,200)  $           (321,800)
                                                      =================         ==============

Net loss recognized by the Partnership           $             (142,685)  $           (197,000)
                                                      =================         ==============


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $108,676 and $108,677 were incurred during the nine months ended December 31, 1999 and 1998, respectively. The Partnership made no payments to the General Partner or its affiliates for those fees during the nine months ended December 31, 1999 and 1998.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the period ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the nine months ended December 31, 1999 or 1998.

Accrued fees and expenses due to general partner and affiliates included in the balance sheet consist of the following:

                                    December 31, 1999           March 31, 1999
                                    -----------------           --------------

Asset management fee               $        1,160,917      $         1,052,241
Reimbursement due on expenses
 paid by affiliate                              5,340                    2,963
                                      ---------------         ----------------

Total related party payables       $        1,166,257      $         1,055,204
                                      ===============         ================


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $156,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $1,299,000. Liabilities at December 31, 1999 primarily consisted of $1,161,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(98,000), reflecting a decrease of $4,000 from the net loss experienced for the three months ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $12,000 to $(47,000) for the three months ended December 31, 1999 from $(59,000) for the three months ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a increase in loss from operations of $8,000 for the three months ended December 31, 1999 to $(51,000), from $(43,000) for the three months ended December 31, 1998, due to a comparable increase in operating expenses.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(293,000), reflecting a decrease of $44,000 from the net loss experienced for the nine months ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $54,000 to $(143,000) for the nine months ended December 31, 1999 from $(197,000) for the nine months ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was an increase in loss from operations of $10,000 for the nine months ended December 31, 1999 to $(140,000), from $(150,000) for the nine months ended December 31, 1998, due to a comparable decrease in operating expenses.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used during the nine months ended December 31, 1999 was $(20,000) reflecting an increase of ($7,000) compared to a net use of cash for the nine months ended December 31, 1998 of $(13,000). The change was due primarily to an increase in cash paid to third parties of $7,000, a decrease in interest income of $3,000, offset by a decrease in fees paid to the general partner or affiliates of 3,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $111,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner

By:  WNC & Associates, Inc.         General Partner



By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000