Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2000-06-29
CIK 860331

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). The general partners of WNC Financial Group, L.P. are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplement No.1 through Supplement No.12 thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2000, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates and for the periods indicated:

                                                        ----------------------------- ----------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ----------------------------- ----------------------------------------------
                                                        Partnership's                                                  Encumbrances
                                                        Total Investment  Amount of     Number         Estimated Low   of Local
Partnership                        General Partner      in Local Limited  Investment     of     Occu-  Income Housing  Limited
Name                 Location      Name                 Partnerships      Paid to Date  Units   pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Airport Road         Slidell,      Clifford E. Olsen,    $   334,000  $ 334,000         40        95%   $ 695,000      $ 1,447,000
Associates,          Louisiana     Olsen Securities
Limited                            Corporation

Am-Kent              Amite &       Olsen Securities         232,000     232,000         32       100%     585,000        1,117,000
Associates,          Kentwood,     Corporation
Ltd.                 Louisiana

Arizona I Limited    Showlow,      Western States           320,000     320,000         42        98%     617,000        1,484,000
Partnership          Arizona       Housing Corporation
                                   and Joe W. Roberts
                                   Company

Ashland Investment   Ashland,      Ronald D. Bettencourt    300,000     300,000         40       100%     666,000        1,385,000
Group, an Oregon     Oregon
Limited
Partnership

Brantley Housing,    Brantley,     Thomas H. Cooksey and
Ltd.                 Alabama       Apartment Developers,
                                   Inc.                     108,000     108,000         19        89%     287,000          573,000

Brian's Village      Mannford,     Robert W. Green and
Apartments, an       Oklahoma      Emerald Development
Oklahoma Limited                   Co., Inc.                176,000     176,000         28       100%     374,000          755,000
Partnership.

Candleridge          Perry,        Eric A Sheldahl           93,000      93,000         23       100%     224,000          593,000
Apartments of        Iowa
Perry, L.P.

Candleridge          Runnells,     Eric A. Sheldahl
Apartments of        Iowa                                    58,000      58,000         15       100%     141,000          374,000
Runnells, L.P.


                                                        ----------------------------- ----------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ----------------------------- ----------------------------------------------
                                                        Partnership's                                                  Encumbrances
                                                        Total Investment  Amount of     Number         Estimated Low   of Local
Partnership                        General Partner      in Local Limited  Investment     of     Occu-  Income Housing  Limited
Name                 Location      Name                 Partnerships      Paid to Date  Units   pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Casa Allegre         Las Vegas,    Western States
Limited              New Mexico    Housing Corporation,
Partnership                        ABO Corporation and
                                   Alan D. Nofsker          318,000     318,000         42        95%       635,000       1,386,000

Castroville          Castroville,  Doublekaye Corp and
Village,             Texas         Gary L. Kersch           165,000     165,000         40        95%       426,000         950,000
Ltd.

Cherokee Square,     Rogersville,  Douglas B. Parker and
L.P.                 Tennessee     Billy D. Cobb            202,000     202,000         31        97%       418,000         976,000

Divall Midland       Port          Moore & Moore
Associates Limited   Washington,
Partnership II       Wisconsin                              234,000     234,000         32        97%       489,000       1,156,000

Eclectic Housing,    Eclectic,     Thomas H. Cooksey and
Ltd.                 Alabama       Apartment Developers,
                                   Inc.                      74,000      74,000         15       100%       216,000         411,000

Elizabeth Square     Raceland,     Olsen Securities Corp.   356,000     356,000         48        98%       748,000       1,471,000
Associates, Ltd.     Louisiana

Emory Capital,       Emory,        1600 Capital Company,
L.P.                 Texas         Inc.                      85,000      85,000         16        88%       175,000         369,000

Emory Manor, L.P.    Emory,        1600 Capital Company,
                     Texas         Inc.                     128,000     128,000         24       100%       206,000         551,000

Idalou Manor, L.P.   Idalou,       1600 Capital Company,
                     Texas                      Inc.        122,000     122,000         24       100%       290,000         616,000

Jefferson Capital,   Jefferson,    1600 Capital Company,
L.P.                 Texas         Inc.                     167,000     167,000         30        87%       269,000         713,000



                                                        ----------------------------- ----------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ----------------------------- ----------------------------------------------
                                                        Partnership's                                                  Encumbrances
                                                        Total Investment  Amount of     Number         Estimated Low   of Local
Partnership                        General Partner      in Local Limited  Investment     of     Occu-  Income Housing  Limited
Name                 Location      Name                 Partnerships      Paid to Date  Units   pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Jefferson Manor,     Jefferson,    1600 Capital Company,
L.P.                 Texas         Inc.                     179,000     179,000         32       100%       362,000        762,000

Lakeview Limited     Beaver Dam,    Thomas G. Larson,
Partnership          Wisconsin      William H. Larson,
                                    and Raymond L.
                                    Tetzlaff                264,000     264,000         40        98%       528,000      1,240,000

Littlefield Manor,   Littlefield,   1600 Capital Company,
L.P.                 Texas          Inc.                    117,000     117,000         24        88%       280,000        593,000

Perry County         Uniontown,     Thomas H. Cooksey and
Housing,             Alabama        Apartment Developers,
Ltd.                                Inc.                     82,000      82,000         15        87%       215,000        438,000

Pine Hill Housing,   Pine Hill,     Thomas H. Cooksey and
Ltd.                 Alabama        Apartment Developers,
                                    Inc.                    105,000     105,000         19        89%       267,000        561,000

Rociada Partners     Hereford,      Richard Lee (Rick)
Ltd.                 Texas          Brown                   154,000     154,000         28       100%       316,000        729,000

Wadley Housing,      Wadley,        Thomas H. Cooksey and
 Ltd.                Alabama        Apartment Developers,
                                    Inc.                     76,000      76,000         15       100%       213,000        439,000

Whitewater Woods     Whitewater,    Thomas G. Larson,
Limited              Wisconsin      William H. Larson,
Partnership                         and Raymond L.
                                    Tetzlaff                301,000     301,000         40        98%       603,000      1,294,000

Willcox Investment   Willcox,       John P. Casper          246,000     246,000         30       100%       490,000      1,058,000
Limited Partnership  Arizona                              ---------    --------        ---      ----       --------     ----------

                                                      $   4,996,000   4,996,000        784        96%  $ 10,735,000   $ 23,441,000
                                                         ==========   =========       ====      ====    ===========    ===========


                                ------------------------------------------------
                                      For the year ended December 31, 1999
                                ------------------------------------------------
                                                                 Low Income
                                                                 Housing Credits
                                   Rental       Net              Allocated to
Partnership Name                   Income       Income/(Loss)    Partnership
--------------------------------------------------------------------------------
Airport Road Associates,
Limited                         $  162,000   $   (52,000)              99%

Am-Kent Associates, Ltd.           124,000       (38,000)              99%

Arizona I Limited Partnership      149,000       (36,000)              99%

Ashland Investment Group, an       172,000        (4,000)              99%
Oregon Limited Partnership

Brantley Housing, Ltd.              60,000        (8,000)              99%

Brian's Village Apartments, an     103,000       (20,000)              99%
Oklahoma Limited Partnership.


Candleridge Apartments of          118,000       (16,000)              99%
Perry, L.P.

Candleridge Apartments of           86,000        (8,000)              99%
Runnells, L.P.

Casa Allegre Limited               174,000        (6,000)              99%
Partnership

Castroville Village, Ltd.          154,000        (5,000)              99%

Cherokee Square, L.P.               90,000      (202,000)              99%

Divall Midland Associates          128,000       (37,000)              99%
Limited Partnership II

Eclectic Housing, Ltd.              46,000        (4,000)              99%

Elizabeth Square Associates,       162,000       (51,000)
Ltd.                                                                   99%

Emory Capital, L.P.                 52,000       (16,000)              99%

Emory Manor, L.P.                   81,000       (10,000)              99%

Idalou Manor, L.P.                  81,000        (5,000)              99%

Jefferson Capital, L.P.             82,000       (21,000)              99%

Jefferson Manor, L.P.               85,000       (27,000)              99%

Lakeview Limited Partnership       141,000       (43,000)              99%

Littlefield Manor, L.P.             71,000        (6,000)              99%


                                ------------------------------------------------
                                      For the year ended December 31, 1999
                                ------------------------------------------------
                                                                 Low Income
                                                                 Housing Credits
                                   Rental       Net              Allocated to
Partnership Name                   Income       Income/(Loss)    Partnership
--------------------------------------------------------------------------------

Perry County Housing, Ltd.          49,000      (10,000)              99%

Pine Hill Housing, Ltd.             60,000      (16,000)              99%

Rociada Partners Ltd.               94,000      (18,000)              99%

Wadley Housing, Ltd.                51,000       (5,000)              99%

Whitewater Woods Limited           151,000      (46,000)              99%
Partnership

Willcox Investment Group, an       116,000      (30,000)              99%
Arizona Limited Partnership       --------      -------             ----

                               $ 2,842,000   $ (740,000)
                                ==========     ========


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

(b)  At March 31, 2000, there were 582 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:


                               March 31                               December 31
                         ------------------------  -------------------------------------------------

                               2000         1999         1998         1997         1996         1995
                         -----------  -----------  -----------  -----------  -----------  ----------
ASSETS
Cash and cash
 equivalents           $    150,827 $    175,658 $    175,192 $    181,313 $    208,303 $    238,482
Investments in
 limited
 partnerships, net        1,049,680    1,460,945    1,533,952    1,828,770    2,005,382    2,606,673
Receivable from
 limited
 partnerships                     -            -            -            -            -       52,726
Other assets                      -            -            -            -          587          931
                         ----------   ----------   ----------   ----------   ----------   ----------

                       $  1,200,507 $  1,636,603 $  1,709,144 $  2,010,083 $  2,214,272 $  2,898,812
                         ==========   ==========   ==========   ==========   ==========   ==========

LIABILITIES
Accrued fees and
 expenses due to
 general partner
 and affiliates        $  1,194,613 $  1,055,204 $  1,019,071 $    871,377 $    758,827 $    650,875

PARTNERS' EQUITY              5,894      581,399      690,073    1,138,706    1,455,445    2,247,937
                         ----------   ----------   ----------   ----------   ----------   ----------

                       $  1,200,507 $  1,636,603 $  1,709,144 $  2,010,083 $  2,214,272 $  2,898,812
                         ==========   ==========   ==========   ==========   ==========   ==========

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:


                         For the Year      For the Three Months                     For the Years Ended
                        Ended March 31        Ended March 31                            December 31
                          -----------  ------------------------  ----------------------------------------------------
                             2000          1999        1998         1998          1997         1996          1995
                          ----------   -----------  -----------  -----------   ----------   -----------   ----------
                                                    (Unaudited)
Loss from operations    $  (190,926)  $  (46,381)  $ (40,643) $  (181,052) $  (173,718)  $  (224,004) $  (175,049)

Equity in losses of
 limited partnerships      (384,579)     (62,293)    (70,760)    (267,581)    (143,021)     (568,488)    (602,163)
                          ----------   -----------  -----------  -----------   ----------   -----------   ----------


Net loss                $  (575,505)  $  (108,674) $(111,403) $  (448,633) $  (316,739)  $  (792,492) $  (777,212)
                          ==========   ===========  ===========  ===========   ==========   ===========   ==========

Net loss allocated to:
 General partner        $    (5,755)  $    (1,087) $  (1,114) $    (4,486) $    (3,167)  $    (7,925) $    (7,772)
                          ==========   ===========  ===========  ===========   ==========   ===========   ==========
 Limited partners       $  (569,750)  $  (107,587) $(110,289) $  (444,147) $  (313,572)  $  (784,567) $  (769,440)
                          ==========   ===========  ===========  ===========   ==========   ===========   ==========

Net loss per limited
 partner unit           $    (81.39)  $    (15.37) $  (15.76) $    (63.45) $    (44.80)  $   (112.08) $   (109.92)
                          ==========   ===========  ===========  ===========   ==========   ===========   ==========

Outstanding weighted
 limited partner units        7,000         7,000      7,000        7,000        7,000         7,000        7,000
                          ==========   ===========  ===========  ===========   ==========   ===========   ==========

                         For the Year     For the Three Months                    For the Years Ended
                        Ended March 31       Ended March 31                           December 31
                          -----------  ------------------------  ---------------------------------------------------
                            2000          1999         1998         1998         1997         1996         1995
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------
                                                    (Unaudited)

Net cash provided by
 (used in):
 Operating
  activities            $   (30,165)     $ (4,910)  $    3,849  $   (12,006) $   (39,229) $   (41,630) $    (5,443)
 Investing
  activities                  5,334         5,376        2,545        5,885       12,239       11,451        6,186
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Net change in cash
 and cash equivalents       (24,831)          466        6,394       (6,121)     (26,990)     (30,179)         743

Cash and cash
 equivalents,
 beginning of period        175,658       175,192      181,313      181,313      208,303      238,482      237,739
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Cash and cash
 equivalents, end of
 period                 $   150,827  $    175,658 $    187,707 $    175,192 $    181,313 $    208,303 $    238,482
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

Low Income  Housing  Credit per Unit was as follows for the year ended  December
31:
                                        1999              1998              1997             1996              1995
                               --------------    --------------   ---------------   --------------   ---------------
 Federal                       $         145     $         145    $          145    $         145    $          145
 State                                     -                 -                 -                -                 -
                               --------------    --------------   ---------------  ---------------   ---------------
                               ==============    ==============   ===============   ==============   ===============
 Total                         $         145     $         145    $          145    $         145    $          145
                               ==============    ==============   ===============   ==============   ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $150,827 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $1,049,680. Liabilities at March 31, 2000 primarily consisted of $1,194,613 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(576,000), reflecting an increase of $127,000 from the net loss experienced for the year ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $117,000 to $(385,000) for the year ended March 31, 2000 from $(268,000) for the year ended December 31, 1998. This increase is primarily due to a cumulative effect of a change in accounting principle for one of the Local Limited Partnerships, which changed its depreciation method in 1999. In addition, the Partnership realized approximately $12,000 of losses from the sale of certain cash equivalents which did not occur in the year ended December 31, 1998.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(25,000), compared to net cash used for the year ended December 31, 1998 of $(6,000). The change was due primarily to an increase in cash paid to the General Partner or affiliates and an increase in losses realized on certain cash equivalents.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net increase in cash during the three months ended March 31,1999 was negligible, compared to a net increase in cash for the three months ended March 31, 1998 of $6,000. The change was due primarily to an increase in cash paid to the General Partner or affiliates of $3,000, and in increase in operating expenses of $6,000, partially offset by an increase in distributions received from Local Limited Partnerships of $3,000.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(6,000), compared to net cash used in 1997 of $(27,000). The change was due primarily to a decrease in operating costs paid to third parties and a decline in distributions from Local Limited Partnerships.

During the year ended March 31, 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $139,000 and $36,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 50%, 58% and 59% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                          /s/ BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP

Orange County, California
May 5, 2000

INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund II, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 91% of the total assets of WNC Housing Tax Credit Fund II, L.P. at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                            /s/CORBIN & WERTZ
                                               CORBIN & WERTZ

Irvine, California
March 13, 1998

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS







                                                              March 31                    December 31
                                                    ------------------------------      -----------------

                                                        2000             1999                 1998
                                                    -------------    -------------      -----------------


ASSETS
Cash and cash equivalents                         $      150,827   $      175,658     $          175,192
Investments in limited  partnerships,
 net (Note2)                                           1,049,680        1,460,945              1,533,952
                                                    -------------    -------------      -----------------
                                                  $    1,200,507   $    1,636,603     $        1,709,144
                                                    =============    =============      =================

LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)

Liabilities:
 Accrued  fees  and  expenses  due to  General
  Partner and affiliates (Note 3)                 $    1,194,613   $    1,055,204     $        1,019,071
                                                    -------------    -------------      -----------------

Commitments and contingencies

Partners' equity (deficit):
 General partner                                         (59,483)         (53,728)               (52,641)
 Limited partners  (12,000 units  authorized;
  7,000 units issued and outstanding)                     65,377          635,127                742,714
                                                    -------------    -------------      -----------------

      Total partners' equity                               5,894          581,399                690,073
                                                    -------------    -------------      -----------------

                                                  $    1,200,507   $    1,636,603     $        1,709,144
                                                    =============    =============      =================

                 See accompanying notes to financial statements
                                       17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                       For the Three
                                      Year Ended       Months Ended            For the Years Ended
                                       March 31          March 31                  December 31
                                      -------------   -----------------   -----------------------------

                                         2000              1999              1998           1997
                                     -------------    ----------------   -------------   ------------

Interest income                    $        5,418  $            3,627  $        9,224  $       5,785
Distribution income                         2,500                 500               -              -
Dividend income                             3,029                   -               -              -
                                     -------------    ----------------   -------------   ------------

    Total income                           10,947               4,127           9,224          5,785
                                     -------------    ----------------   -------------   ------------
Operating expenses:
 Amortization (Note 2)                     21,352               5,338          21,352         21,352
 Asset management fees (Note 3)           144,902              36,226         144,903        144,903
 Other                                     35,619               8,944          24,021         13,248
                                     -------------    ----------------   -------------   ------------

    Total operating expenses              201,873              50,508         190,276        179,503
                                     -------------    ----------------   -------------   ------------

Loss from operations                     (190,926)            (46,381)       (181,052)      (173,718)

Equity in losses of limited
 partnerships (Note 2)                   (384,579)            (62,293)       (267,581)      (143,021)
                                     -------------    ----------------   -------------   ------------

Net loss                           $     (575,505) $         (108,674) $     (448,633) $    (316,739)
                                     =============    ================   =============   ============

Net loss allocated to:
 General partner                   $       (5,755) $           (1,087) $       (4,486) $      (3,167)
                                     =============    ================   =============   ============

   Limited partners                $     (569,750) $         (107,587) $     (444,147) $    (313,572)
                                     =============    ================   =============   ============

Net loss per limited
 partnership unit                  $       (81.39) $           (15.37) $       (63.45) $      (44.80)
                                     =============    ================   =============   ============

Outstanding weighted limited
 partner units                              7,000               7,000           7,000          7,000
                                     =============    ================   =============   ============


                 See accompanying notes to financial statements
                                       18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at January 1, 1997             $        (44,988)  $      1,500,433    $      1,455,445


Net loss                                                            (3,167)          (313,572)           (316,739)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at December 31, 1997                    (48,155)         1,186,861           1,138,706

Net loss                                                            (4,486)          (444,147)           (448,633)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                    (52,641)           742,714             690,073

Net loss                                                            (1,087)          (107,587)           (108,674)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                       (53,728)           635,127             581,399

Net loss                                                            (5,755)          (569,750)           (575,505)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (59,483)  $         65,377    $          5,894

                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       19

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                            Year Ended     Three Months         For the Years Ended
                                            March 31      Ended March 31            December 31
                                               2000            1999            1998             1997
                                         -------------   -------------    ------------    -------------

Cash flows from operating activities:
 Net loss                              $   (575,505)   $   (108,674)   $   (448,633)    $   (316,739)

 Adjustments  to reconcile  net loss
  to net cash used in  operating
  activities:
   Amortization                              21,352           5,338          21,352           21,352
   Equity in losses of limited
    partnerships                            384,579          62,293         267,581          143,021
   Change in other assets                         -               -               -              587
   Increase in accrued fees and
    expenses due to general partner
    and affiliates                          139,409          36,133         147,694          112,550
                                         -------------   -------------    ------------    -------------

Net cash used in operating activities       (30,165)         (4,910)        (12,006)         (39,229)
                                         -------------   -------------    ------------    -------------

Cash flows from investing activities:
 Distributions from limited
  partnerships                                5,334           5,376           5,885           12,239
                                         -------------   -------------    ------------    -------------

Net increase (decrease) in cash and
 cash equivalents                           (24,831)            466          (6,121)         (26,990)

Cash and cash equivalents, beginning
 of period                                  175,658         175,192         181,313          208,303
                                         -------------   -------------    ------------    -------------

Cash and cash equivalents, end
 of period                             $    150,827    $    175,658    $    175,192     $    181,313
                                         =============   =============    ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

     Taxes paid                        $        800    $          -    $        800     $        800
                                         =============   =============    ============    =============

                 See accompanying notes to financial statements
                                       20

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997


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

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership had cash equivalents of $142,285, $146,848 and $143,633, respectively.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2000 presentation.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The Partnership's investment in Local Limited Partnerships shown in the balance sheets at March 31, 2000 and 1999 are approximately $1,283,000 and $955,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. Capitalized costs are being amortized over 30 years. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2000 and the three month period ended March 31, 1999 amounting to approximately $373,135 and $52,058, respectively, have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $189,571 and $426,917, respectively, have not been recognized. As of March 31, 2000, the aggregate share of net losses not recognized by the Partnership amounted to $1,041,681.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                          For the Three
                                                         For the Year     Months Ended         For the Years Ended
                                                        Ended March 31      March 31               December 31
                                                        --------------   ---------------    ---------------------------
                                                            2000              1999              1998           1997
                                                        --------------   ---------------    -------------   -----------
Investments per balance sheet, beginning of period    $     1,460,945  $      1,533,952   $    1,828,770  $  2,005,382
Equity in losses of limited partnerships                     (384,579)          (62,293)        (267,581)     (143,021)
Distributions received                                         (5,334)           (5,376)          (5,885)      (12,239)
Amortization of paid acquisition fees and costs               (21,352)           (5,338)         (21,352)      (21,352)
                                                        --------------   ---------------    -------------   -----------

Investments per balance sheet, end of period          $     1,049,680  $      1,460,945   $    1,533,952  $  1,828,770
                                                        ==============   ===============    =============   ===========

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                    1999                1998
                                              ---------------     --------------
ASSETS
Buildings and improvements, net of accumulated
 depreciation  of $7,981,000  and $6,940,000
 for 1999 and 1998, respectively            $     21,139,000    $     22,025,000
Land                                               1,354,000           1,354,000
Other assets                                       2,059,000           2,023,000
                                              ---------------     --------------

                                            $     24,552,000    $     25,402,000
                                              ===============     ==============

LIABILITIES

Mortgage loan payable                       $     23,441,000    $     23,510,000
Due to related parties                               182,000             183,000
Other liabilities                                    430,000             445,000
                                              ---------------     --------------

                                                  24,053,000          24,138,000
                                              ---------------     --------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund II, L.P.                (233,000)            506,000
Other partners                                       732,000             758,000
                                              ---------------     --------------

                                                     499,000           1,264,000
                                              ---------------     --------------

                                            $     24,552,000    $     25,402,000
                                              ===============     ==============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                 1999               1998                1997
                                           ---------------     ---------------     ---------------
Total revenues, including interest
 and rent subsidies                       $     2,958,000    $      2,944,000    $      2,882,000
                                           ---------------     ---------------     ---------------

Expenses:
 Operating expenses                             2,035,000           1,951,000           1,984,000
 Interest expense                                 619,000             624,000             623,000
 Depreciation and amortization                  1,044,000             831,000             851,000
                                           ---------------     ---------------     ---------------

         Total expenses                         3,698,000           3,406,000           3,458,000
                                           ---------------     ---------------     ---------------

Net loss                                  $      (740,000)  $        (462,000)   $       (576,000)
                                           ===============     ===============     ===============

Net loss allocable to the Partnership     $      (733,000)  $        (457,000)   $       (570,000)
                                           ===============     ===============     ===============

Net loss recorded by the Partnership      $      (385,000)  $        (268,000)   $       (143,000)
                                           ===============     ===============     ===============


Certain Local Limited Partnerships incurred operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $186,974, $165,980 and $160,730 as of March 31, 2000 and 1999, and December 31,
          1998, respectively.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $144,902 and $36,226 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $144,903 were incurred for the years ended December 31, 1998 and 1997, respectively, of which $2,500 and $0 was paid during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $0 and $32,000 were paid during the years ended December 31, 1998 and 1997, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                March 31                      December 31
                                   -----------------------------------      ----------------
                                        2000                1999                 1998
                                   ---------------     ---------------      ----------------
Advances from WNC                $            (30)   $          2,963     $           3,056


Asset management fee payable            1,194,643           1,052,241             1,016,015
                                   ---------------     ---------------      ----------------

                                 $      1,194,613    $      1,055,204     $       1,019,071
                                   ===============     ===============      ================

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chief Executive Officer, Chairman of the Board and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,902, $36,226 and $144,903 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $2,500, $0 and $0 of those fees during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $14,000, $11,000 and $3,000 during the year and three months ended March 31, 2000 and 1999, and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the years ended December 31, 1999 and 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year and three months ended March 31, 2000 and 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:

          Report  of  Independent   Certified  Public  Accountants
          Independent Auditors' Report
          Balance Sheets, March 31, 2000 and 1999, and December 31, 1998 Statements of Operations for the year ended March 31, 2000, for the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
          Statements of Partners' Equity(Deficit) for the year ended March 31, 2000, for the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
          Statements of Cash Flows for the year ended March 31, 2000, for the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:

          Report  of  Independent  Certified  Public   Accountants  on Financial
           Statement Schedules
          Schedule III - Real Estate Owned by Local Limited Partnerships

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

10.27 Amendment and Entire Restatement of Articles of Partnership of Elizabeth Square Associates, Ltd. filed as exhibit 10.1 on Form 10-K dated December 31, 1994 is hereby incorporated herein as exhibit 10.27.

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          (a)(2) hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audits referred to in our report dated May 5, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                               /s/BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP


Orange County, California
May 5, 2000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                              ---------------------------------- ---------------------------------------------------
                                                       As of March 31, 2000                          As of December 31, 1999
                                              ---------------------------------- ---------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates,     Slidell,
Limited                      Louisiana       $    334,000     $    334,000     $  1,447,000   $  1,858,000 $  645,000    $ 1,213,000

Am-Kent Associates, Ltd.     Amite &
                             Kentwood,
                             Louisiana            232,000          232,000        1,117,000      1,586,000    480,000      1,106,000

Arizona I Limited            Showlow,
Partnership                  Arizona              320,000          320,000        1,484,000      1,967,000    471,000      1,496,000

Ashland Investment Group,    Ashland,
an Oregon Limited            Oregon               300,000          300,000        1,385,000      1,824,000    385,000      1,439,000
Partnership

Brantley Housing, Ltd.       Brantley,
                             Alabama              108,000          108,000          573,000        703,000    158,000        545,000

Brian's Village Apartments,  Mannford,
an Oklahoma                  Oklahoma             176,000          176,000          755,000        974,000    322,000        652,000
Limited Partnership.

Candleridge Apartments of    Perry, Iowa           93,000           93,000          593,000        769,000    209,000        560,000
Perry, L.P.

Candleridge Apartments of    Runnells,
Runnells, L.P.               Iowa                  58,000           58,000          374,000        486,000    132,000        354,000

Casa Allegre Limited
Partnership                  Las Vegas,
                             New Mexico           318,000          318,000        1,386,000      1,878,000    423,000      1,455,000

Castroville Village, Ltd.    Castroville,
                             Texas                165,000          165,000          950,000      1,150,000    187,000        963,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                               ---------------------------------- --------------------------------------------------
                                                       As of March 31, 2000                          As of December 31, 1999
                                              ---------------------------------- ---------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee Square, L.P.        Rogersville,
                             Tennessee            202,000          202,000          976,000      1,225,000    417,000        808,000

Divall Midland Associates    Port
Limited                      Washington,
Partnership II               Wisconsin            234,000          234,000        1,156,000      1,514,000    483,000      1,031,000

Eclectic Housing, Ltd.       Eclectic,
                             Alabama               74,000           74,000          411,000        500,000    122,000        378,000

Elizabeth Square Associates, Raceland,
Ltd.                         Louisiana            356,000          356,000        1,471,000      2,063,000    561,000      1,502,000

Emory Capital, L.P.          Emory, Texas          85,000           85,000          369,000        486,000    168,000        318,000

Emory Manor, L.P.            Emory, Texas         128,000          128,000          551,000        742,000    235,000        507,000

Idalou Manor, L.P.           Idalou, Texas        122,000          122,000          616,000        776,000    155,000        621,000

Jefferson Capital, L.P.      Jefferson,
                             Texas                167,000          167,000          713,000        962,000    301,000        661,000

Jefferson Manor, L.P.        Jefferson,
                             Texas                179,000          179,000          762,000      1,005,000    320,000        685,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                              ---------------------------------- ---------------------------------------------------
                                                       As of March 31, 2000                          As of December 31, 1999
                                              ---------------------------------- ---------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview Limited Partnership Beaver Dam,
                             Wisconsin            264,000          264,000        1,240,000      1,589,000    368,000      1,221,000

Littlefield Manor, L.P.      Littlefield,
                             Texas                117,000          117,000          593,000        745,000    151,000        594,000

Perry County Housing, Ltd.   Uniontown,
                             Alabama               82,000           82,000          438,000        524,000    121,000        403,000

Pine Hill Housing, Ltd.      Pine Hill,
                             Alabama              105,000          105,000          561,000        675,000    145,000        530,000

Rociada Partners Ltd.        Hereford,
                             Texas                154,000          154,000          729,000        922,000    217,000        705,000

Wadley Housing, Ltd.         Wadley,
                             Alabama               76,000           76,000          439,000        521,000    117,000        404,000

Whitewater Woods Limited     Whitewater,
Partnership                  Wisconsin            301,000          301,000        1,294,000      1,692,000    398,000      1,294,000

Willcox Investment Group,    Willcox,
an Arizona Limited           Arizona         $    246,000     $    246,000     $  1,058,000   $  1,338,000 $  290,000    $ 1,048,000
Partnership                                    ----------       ----------       ----------     ---------- ----------     ----------
                                             $  4,996,000     $  4,996,000     $ 23,441,000   $ 30,474,000 $7,981,000    $22,493,000
                                               ==========       ==========       ==========    =========== ==========     ==========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 1999
                                              --------------------------------------------------------------------------------------
                                                                                          Year
                                                                                       Investment               Estimated Useful
Partnership Name                        Rental Income        Net Income\(Loss)          Acquired    Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited     $     162,000          $    (52,000)                1990      Completed                27.5

Am-Kent Associates, Ltd.                   124,000               (38,000)                1991      Completed                27.5

Arizona I Limited Partnership              149,000               (36,000)                1990      Completed                  35

Ashland Investment Group, an Oregon
Limited Partnership.                       172,000                (4,000)                1990      Completed                  50

Brantley Housing, Ltd.                      60,000                (8,000)                1992      Completed                  40

Brian's Village Apartments, an
Oklahoma Limited Partnership.              103,000               (20,000)                1990      Completed                  30

Candleridge Apartments of Perry, L.P.      118,000               (16,000)                1992      Completed                27.5

Candleridge Apartments of Runnells, L.P.    86,000                (8,000)                1992      Completed                27.5

Casa Allegre Limited Partnership           174,000                (6,000)                1990      Completed                  40

Castroville Village, Ltd.                  154,000                (5,000)                1991      Completed                  50

Cherokee Square, L.P.                       90,000              (202,000)                1990      Completed                  50

Divall Midland Associates Limited
Partnership II                             128,000               (37,000)                1990      Completed                27.5

Eclectic Housing, Ltd.                      46,000                (4,000)                1992      Completed                  40

Elizabeth Square Associates, Ltd.          162,000               (51,000)                1994      Completed                27.5

Emory Capital, L.P.                         52,000               (16,000)                1990      Completed                27.5

                                       37

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 1999
                                              --------------------------------------------------------------------------------------
                                                                                          Year
                                                                                       Investment               Estimated Useful
Partnership Name                        Rental Income        Net Income\(Loss)          Acquired    Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                           81,000               (10,000)                1990      Completed                  30

Idalou Manor, L.P.                          81,000                (5,000)                1992      Completed                  40

Jefferson Capital, L.P.                     82,000               (21,000)                1990      Completed                  50

Jefferson Manor, L.P.                       85,000               (27,000)                1990      Completed                  50

Lakeview Limited Partnership               141,000               (43,000)                1991      Completed                  35

Littlefield Manor, L.P.                     71,000                (6,000)                1991      Completed                  40

Perry County Housing, Ltd.                  49,000               (10,000)                1992      Completed                  40

Pine Hill Housing, Ltd.                     60,000               (16,000)                1992      Completed                  40

Rociada Partners Ltd.                       94,000               (18,000)                1990      Completed                  40

Wadley Housing, Ltd.                        51,000                (5,000)                1992      Completed                  40

Whitewater Woods Limited
Partnership                                151,000               (46,000)                1991      Completed                  35

Willcox Investment Group, an
Arizona Limited Partnership                116,000               (30,000)                1990      Completed                  50
                                        ----------            ----------
                                     $   2,842,000          $   (740,000)
                                        ==========            ==========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              -------------------------------- -----------------------------------------------------
                                                As of March 31, 1999                       As of December 31, 1998
                                              -------------------------------- -----------------------------------------------------
                                              Total Investment    Amount of     Encumbrances of                             Net
                                              in Local Limited    Investment    Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Partnerships        Paid to Date  Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,     Slidell,
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

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1999

                                              -------------------------------- -----------------------------------------------------
                                                     As of March 31, 1999                     As of December 31, 1998
                                              -------------------------------- -----------------------------------------------------
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


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1999

                                             ---------------------------------------------------------------------------------------
                                                   As of March 31, 1999                          As of December 31, 1998
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

                                       48

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant
By:  WNC & Associates, Inc.         General Partner of WNC Financial Group, L.P.


By: /s/ Wilfred N. Cooper, Jr. Wilfred N. Cooper, Jr., President-Chief Operating Officer of WNC & Associates, Inc.

-----------------


By: /s/ Michael L. Dickenson Michael L. Dickenson, Vice-President - Chief Financial Officer of WNC & Associates, Inc.

-----------------


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

-----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

-----------------



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

-----------------


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

-----------------