Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2000-08-21
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                     WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                           June 30,1999 and March 31, 2000.....................2

                  Statements of Operations
                           For the three months ended June 30, 2000 and 1999 ..3

                  Statement of Partners' Equity (Deficit)
                           For the three months ended June 30, 2000............4

                  Statements of Cash Flows
                           For the three months ended June 30, 2000 and 1999...5

                  Notes to Financial Statements ...............................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................13

         Item 6. Exhibits and Reports on Form 8-K.............................13

         Signatures        ...................................................14

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     June 30, 2000                March 31, 2000
                                                                  ---------------------        ---------------------
                                                                      (unaudited)
                                                      ASSETS


Cash and cash equivalents                                       $             151,986        $             150,827
Investments in limited partnerships, net (Note 2)                             995,302                    1,049,680
                                                                  -------------------          -------------------

                                                                $           1,147,288        $           1,200,507
                                                                  ===================          ===================


                                    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                      $           1,230,866        $           1,194,613
                                                                  ---------------------        ---------------------

Partners' equity (deficit):
 General Partner                                                              (60,378)                     (59,483)
 Limited Partners (12,000 units authorized,
    7,000 units issued and outstanding)                                       (23,200)                      65,377
                                                                  ---------------------        ---------------------

Total partners' equity                                                        (83,578)                       5,894
                                                                  ---------------------        ---------------------

                                                                $           1,147,288        $           1,200,507
                                                                  =====================        =====================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                     2000                             1999
                                                            ------------------------          ----------------------


Interest income                                           $                  1,652          $                  232
Miscellaneous income                                                             -                           2,872
                                                            ------------------------          ----------------------
                                                                             1,652                           3,104
                                                            ------------------------          ----------------------

Operating expenses:
Amortization (Note 2)                                                        5,338                           5,338
Asset management fees (Note 3)                                              36,223                          36,226
Other                                                                        3,845                           4,564
                                                            ------------------------          ----------------------

Total operating expenses                                                    45,406                          46,128
                                                            ------------------------          ----------------------

Loss from operations                                                       (43,754)                        (43,024)
                                                            ------------------------          ----------------------

Equity in losses of
 limited partnerships (Note 2)                                             (45,718)                        (49,391)
                                                            ------------------------          ----------------------

Net loss                                                  $                (89,472)         $              (92,415)
                                                            ========================          ======================

Net loss allocated to:
  General partner                                         $                   (895)         $                 (924)
                                                            ========================          ======================

  Limited partners                                        $                (88,577)         $              (91,491)
                                                            ========================          ======================

Net loss per limited
 partnership unit (7,000 units
 issued and outstanding)                                  $                    (13)         $                  (13)
                                                            ========================          ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)


                                                     General                 Limited
                                                     Partner                 Partners                  Total
                                                -------------------     -------------------     --------------------

Equity (deficit), March 31, 2000              $           (59,483)    $            65,377     $              5,894

Net loss for the three months ended
  June 30, 2000                                              (895)                (88,577)                 (89,472)
                                                -------------------     -------------------     --------------------

Deficit, June 30, 2000                        $           (60,378)    $           (23,200)    $            (83,578)
                                                ===================     ===================     ====================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                                 2000                   1999
                                                                          -------------------     ------------------

Cash flows from operating activities:
     Net loss                                                           $           (89,472)    $          (92,415)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Amortization                                                                  5,338                  5,338
        Equity in losses of limited partnerships                                     45,718                 49,391
        Change in accrued fees and expense due to
           General Partner and affiliates                                            36,253                 40,191
                                                                          -------------------     ------------------

         Net cash provided by (used in) operating activities                         (2,163)
                                                                                                             2,505
                                                                          -------------------     ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                          3,322
                                                                                                             2,634
                                                                          -------------------     ------------------

Net increase in cash and cash equivalents                                             1,159
                                                                                                             5,139

Cash and cash equivalents, beginning of period                                      150,827
                                                                                                           175,658
                                                                          -------------------     ------------------

Cash and cash equivalents, end of period                                $           151,986     $          180,797
                                                                          ===================     ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

                                  June 30, 2000
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years(see Note 2).

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,056,840 at the end of all periods presented.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000, of $125,000 and $142,285, respectively.

Net Loss Per Limited Partnership Unit

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The following is a summary of the investment in Local Limited Partnerships and reconciliation to the limited partnership accounts as of:

                                                                       June 30,2000                March 31, 2000
                                                                    -------------------          -------------------

Investments per balance sheet, beginning of period                $         1,049,680          $         1,460,945
Distributions received                                                         (3,322)                      (5,334)
Equity in losses of limited partnerships                                      (45,718)                    (384,579)
Amortization of acquisition fees and costs                                                                 (21,352)
                                                                               (5,338)
                                                                    ===================          ===================
Investments per balance sheet, end of period                      $           995,302          $         1,049,680
                                                                    ===================          ===================


Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                                           2000                          1999
                                                                    -------------------            ------------------

Total revenue                                                     $           740,000            $          809,000
                                                                    -------------------            ------------------

Interest expense                                                              155,000                       235,000
Depreciation                                                                  261,000                       208,000
Operating expenses                                                            509,000                       480,000
                                                                    -------------------            ------------------
Total Expenses                                                                925,000                       923,000
                                                                    -------------------            ------------------

Net loss                                                          $          (185,000)           $         (114,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $          (183,000)           $         (113,000)
                                                                    ===================            ==================

Net loss recognized by the Partnership                            $           (46,000)           $          (49,000)
                                                                    ===================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,223 and $36,226 were incurred during the three months ended June 30, 2000 and 1999, respectively. The Partnership made no payments to the General Partner or its affiliates for those fees during the three months ended June 30, 2000 and 1999.

     (b) A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. The "accrued fees and advance due to General Partner and affiliates" presented on the balance sheet consists of the following:


                                                                   June 30, 2000                 March 31, 2000
                                                               ----------------------       -------------------------

Asset management fee payable                                $              1,230,866     $                 1,194,643
Reimbursement due on expenses paid by affiliate                                    -                            (30)
                                                               ----------------------       -------------------------

Total related party payables                                $              1,230,866     $                 1,194,613
                                                               ======================       =========================


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on June 29, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $152,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $995,000. Liabilities at June 30, 2000 primarily consisted of $1,231,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(89,000), reflecting a decrease of $3,000 from the net loss experienced for the three months ended June 30, 1999 of $(92,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $3,000 to $(46,000) for the three months ended June 30, 2000 from $(49,000) for the three months ended June 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, there was an increase in loss from operations of $1,000 for the three months ended June 30, 2000 to $(44,000), from $(43,000) for the three months ended June 30, 1999, due to a net decrease in miscellaneous income.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net cash provided during the three months ended June 30, 2000 was $1,000 compared to cash provided for the three months ended June 30, 1999 of $5,000. The change was due primarily to an increase in operating expenses paid of $5,000, offset by an increase in distributions from limited partnerships of $1,000.

During the three months ended June 30, 2000 and 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $36,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant

By:  WNC & ASSOCIATES, INC.         General Partner of WNC Financial Group, L.P.



By: /s/ Will N Cooper, Jr.

Will N Cooper, Jr., President - Chief Operating Officer of
WNC & Associates, Inc.

Date: August 21, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 21, 2000