Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2000-12-14
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

   Balance Sheets
            September 30, 2000 and March 31, 2000............................3

   Statements of Operations
            For the three and six months ended September 30, 2000 and 1999...4

   Statement of Partners' Equity (Deficit)
            For the six months ended September 30, 2000........................5

   Statements of Cash Flows
            For the six months ended September 30, 2000 and 1999...............6

   Notes to Financial Statements ..............................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................14

  Item 4. Submission of Matters to a Vote of Security Holders.................14

  Item 6. Exhibits and Reports on Form 8-K....................................14

  Signatures .................................................................15

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   September 30, 2000              March 31, 2000
                                                                  ----------------------        ---------------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                       $              141,756        $             150,827
Investments in limited partnerships, net (Note 2)                              945,908                    1,049,680
                                                                  ----------------------        ---------------------

                                                                $            1,087,664        $           1,200,507
                                                                  ======================        =====================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                       $            1,268,442        $           1,194,613
                                                                  ----------------------        ---------------------
Partners' equity (deficit):
 General partner                                                               (61,350)                     (59,483)
 Limited partners (12,000 units authorized and 7,000
  units issued and outstanding)                                               (119,428)                      65,377
                                                                  ----------------------        ---------------------

Total partners' equity (deficit)                                              (180,778)                       5,894
                                                                  ----------------------        ---------------------

                                                                $            1,087,664        $           1,200,507
                                                                  ======================        =====================

                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------
                                           Three             Six              Three              Six
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $      1,522    $        3,174    $       1,160     $        1,392
                                         ------------    --------------    -------------     --------------

                                              1,522             3,174            1,160              1,392
                                         ------------    --------------    -------------     --------------
Operating expenses:
 Amortization                                 5,338            10,676            5,338             10,676
 Asset management fees (Note 3)              36,229            72,452           36,226             72,452
 Legal and accounting                        11,789            13,642            3,315             10,956
 Other                                        1,310             3,302           12,619              6,670
                                         ------------    --------------    -------------     --------------

    Total operating expenses                 54,666           100,072           57,498            100,754
                                         ------------    --------------    -------------     --------------

Loss from operations                        (53,144)          (96,898)         (56,338)          (99,362)

Equity in losses of
 limited partnerships (Note 2)              (44,056)          (89,774)         (46,647)           (96,038)
                                         ------------    --------------    -------------     --------------

Net loss                               $    (97,200)   $     (186,672)   $    (102,985)    $     (195,400)
                                         ============    ==============    =============     ==============

Net loss allocated to:
 General partner                       $       (972)   $       (1,867)   $      (1,030)    $       (1,954)
                                         ============    ==============    =============     ==============

 Limited partners                      $    (96,228)   $     (184,805)   $    (101,955)    $     (193,446)
                                         ============    ==============    =============     ==============

Net loss per weighted limited
 partnership  unit                     $        (14)   $          (26)   $         (15)    $          (28)
                                         ============    ==============    =============     ==============

Outstanding weighted limited
 partner units                                7,000             7,000            7,000              7,000
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (unaudited)


                                                              General                Limited
                                                              Partner               Partners             Total
                                                        --------------------     ----------------    ---------------

Partners' equity (deficit), March 31, 2000            $            (59,483)    $         65,377    $         5,894


Net loss                                                            (1,867)            (184,805)          (186,672)
                                                        --------------------     ----------------    ---------------

Partners' equity (deficit), September 30, 2000        $            (61,350)    $       (119,428)   $      (180,778)
                                                        ====================     ================    ===============


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (unaudited)


                                                                                 2000                   1999
                                                                          -------------------     ------------------

Cash flows from operating activities:
     Net loss                                                           $          (186,672)    $         (195,400)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                                 10,676                 10,676
        Equity in losses of limited partnerships                                     89,774                 96,038
        Change in accrued fees and expenses due to
           General Partner and affiliates                                            73,829                  70,127
                                                                          -------------------     ------------------

Net cash used in operating activities                                               (12,393)               (18,559)
                                                                          -------------------     ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                          3,322                  3,484
                                                                          -------------------     ------------------

Net cash provided by investing activities                                             3,322                  3,484
                                                                          -------------------     ------------------

Net decrease in cash and cash equivalents                                            (9,071)               (15,075)
                                                                          -------------------     ------------------

Cash and cash equivalents, beginning of period
                                                                                    150,827                175,658
                                                                          -------------------     ------------------

Cash and cash equivalents, end of period                                $           141,756     $          160,583
                                                                          ===================     ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2000
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). The general partners of WNC Financial Group, L.P. are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2000
                                   (unaudited)

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

 WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000, the Partnership had cash equivalents of $125,000 and $142,285, respectively.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

 WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2000
                                   (unaudited)

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


The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Six Months                  For the Year
                                                                          Ended                           Ended
                                                                   September 30, 2000                 March 31, 2000
                                                                  ----------------------            -------------------
Investments per balance sheet, beginning of period              $            1,049,680            $         1,460,945
Equity in losses of limited partnerships                                       (89,774)                      (384,579)
Distributions from limited partnerships                                         (3,322)                        (5,334)
Amortization of paid acquisition costs and                                     (10,676)
  syndication fees                                                                                            (21,352)
                                                                  ----------------------            -------------------

Investments per balance sheet, end of period                    $              945,908            $         1,049,680
                                                                  ======================            ===================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2000
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                            2000                          1999
                                                                    -------------------            ------------------
Revenues                                                          $         1,525,000            $        1,459,000
                                                                    -------------------            ------------------
Expenses:
  Interest expense                                                            356,000                       314,000
  Depreciation                                                                522,000                       415,000
  Operating expenses                                                        1,017,000                       961,000
                                                                    -------------------            ------------------
     Total expenses                                                         1,895,000                     1,690,000
                                                                    -------------------            ------------------

Net loss                                                          $          (370,000)           $         (231,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $          (366,000)           $         (229,000)
                                                                    ===================            ==================

Net loss recorded by the Partnership                              $           (90,000)           $          (96,000)
                                                                    ===================            ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3- RELATED PARTY TRANSACTIONS

 Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,452 were incurred during the each of the six months ended September 30, 2000 and 1999. The Partnership paid $4,167 to the General Partner or its affiliates for those fees during the six months ended September 30, 2000 and $0 during the six months ended September 30, 1999.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2000
                                   (unaudited)


NOTE 3- RELATED PARTY TRANSACTIONS

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                 September 30, 2000             March 31, 2000
                                                               -----------------------      ------------------------
  Asset management fee payable                               $             1,262,928      $              1,194,643
  Advances from WNC                                                            5,514
                                                                                                               (30)
                                                               -----------------------      ------------------------

  Total related party payables                               $             1,268,442      $
                                                                                                         1,194,613
                                                               =======================      ========================

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted of $142,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $946,000. Liabilities at September 30, 2000 consisted of $1,268,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(97,000), reflecting a decrease of $6,000 from the net loss experienced for the three months ended September 30, 1999 of $(103,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $3,000 to $(44,000) for the three months ended September 30, 2000 from $(47,000) for the three months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships there was a decrease in loss from operations of $(2,000) for the three months ended September 30, 2000 to $(55,000) from $(57,000) for the three months ended September 30, 1999, due to a comparable decrease in operating expenses.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(187,000), reflecting a decrease of $8,000 from the net loss experienced for the six months ended September 30, 1999 of $(195,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $6,000 to $(90,000) for the six months ended September 30, 2000 from $(96,000) for the six months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $2,000 for the six months ended September 30, 2000 to $(97,000) from $(99,000) for the six months ended September 30, 1999 due to a comparable increase in interest income.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net cash used during the six months ended September 30, 2000 was $(9,000) compared to a net use of cash for the six months ended September 30, 1999 of $(15,000). The change was due primarily to a decrease in cash paid to the General Partner or affiliate of $4,000 and an increase in interest income of $2,000.

During the six months ended September 30, 2000 and 1999, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $74,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

          The Consent Solicitation Statement dated September 27, 2000 was first sent to the Limited Partners on or about October 2, 2000.

          The General Partner has proposed that the Partnership cease reproduction and mailing of quarterly and annual financial statements to the Limited Partners, to reduce the expenses incurred by the Partnership. The Partnership will continue to prepare quarterly and annual financial statements so long as it is required to do so under the Securities and Exchange Commission Act of 1934 and submit them to the Securities and Exchange Commission. All votes were to be returned to the General Partner by November 17, 2000 to be counted. The proposal was approved by the Limited Partners and the results of the vote were 4,083 for the proposal, 755 against the proposal, and 214 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant

By:  WNC & Associates, Inc.         General Partner of
                                    WNC Housing Tax Credit Fund II, L.P.






By: /s/Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr., President - Chief Operating Officer of
                                     WNC & Associates, Inc.

Date: December 13, 2000






By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer of
                                       WNC & Associates, Inc.

Date: December 13, 2000