Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2001-04-18
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                     For the Quarter Ended December 31, 2000
                                        2


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets
             December 31, 2000 and March 31, 2000.............................3

         Statements of Operations
             For the three and nine months ended December 31, 2000 and 1999...4

         Statement of Partners' Equity (Deficit)
             For the nine months ended December 31, 2000......................5

         Statements of Cash Flows
             For the nine months ended December 31, 2000 and 1999.............6

         Notes to Financial Statements .......................................7

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................13

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

 Item 1. Legal Proceedings...................................................14

 Item 4. Submission of Matters to a Vote of Security Holders.................14

 Item 6. Exhibits and Reports on Form 8-K....................................14

 Signatures .................................................................15

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    December 31, 2000              March 31, 2000
                                                                  ----------------------        ---------------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                       $              134,999        $             150,827
Investments in limited partnerships, net (Note 2)                              901,833                    1,049,680
                                                                  ----------------------        ---------------------

                                                                $            1,036,832        $           1,200,507
                                                                  ======================        =====================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                       $            1,301,086        $           1,194,613
                                                                  ----------------------        ---------------------

Partners' equity (deficit):
 General Partner                                                               (62,184)                     (59,483)
 Limited Partners (12,000 units authorized and 7,000
  units issued and outstanding)                                               (202,070)                      65,377
                                                                  ----------------------        ---------------------

Total partners' equity (deficit)                                              (264,254)                       5,894
                                                                  ----------------------        ---------------------

                                                                $            1,036,832        $           1,200,507
                                                                  ======================        =====================

                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)


                                                     2000                               1999
                                         ------------------------------    --------------------------------

                                           Three            Nine              Three             Nine
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------

Interest income                        $       1,428   $         4,602   $        1,423    $         2,815
                                         ------------    --------------    -------------     --------------

Operating expenses:
 Amortization                                  5,338            16,014            5,338             16,014
 Asset management fees (Note 3)               36,226           108,678           36,224            108,676
 Legal and accounting                          2,243            15,885              893             11,849
 Other                                         2,360             5,662           10,095             16,765
                                         ------------    --------------    -------------     --------------

      Total operating expenses                46,167           146,239           52,550            153,304
                                         ------------    --------------    -------------     --------------

Loss from operations                         (44,739)         (141,637)         (51,127)          (150,489)

Equity in losses of
 limited partnerships (Note 2)               (38,737)         (128,511)         (46,647)          (142,685)
                                         ------------    --------------    -------------     --------------

Net loss                               $     (83,476)  $      (270,148)  $      (97,774)   $      (293,174)
                                         ============    ==============    =============     ==============
Net loss allocated to:
 General Partner                       $        (835)  $        (2,701)  $         (978)   $        (2,932)
                                         ============    ==============    =============     ==============

 Limited Partners                      $     (82,641)  $      (267,447)  $      (96,796)   $      (290,242)
                                         ============    ==============    =============     ==============
Net loss per weighted limited
 partner unit                          $         (12)  $           (38)  $          (14)   $           (41)
                                         ============    ==============    =============     ==============
Outstanding weighted limited
 partner units                                 7,000             7,000            7,000              7,000
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)


                                                              General               Limited
                                                              Partner               Partners             Total
                                                        --------------------     ----------------    ---------------

Partners' equity (deficit), March 31, 2000            $            (59,483)    $         65,377    $         5,894


Net loss                                                            (2,701)            (267,447)          (270,148)
                                                        --------------------     ----------------    ---------------

Partners' equity (deficit), December 31, 2000         $            (62,184)    $       (202,070)   $      (264,254)
                                                        ====================     ================    ===============




                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                                              2000                   1999
                                                                      -------------------     ------------------
Cash flows from operating activities:
 Net loss                                                           $          (270,148)    $         (293,174)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Equity in losses of limited partnerships                                      128,511               142,685
   Amortization                                                                   16,014                16,014
   Change in accrued fees and expenses due to
    General Partner and affiliates                                               106,473               111,053
                                                                      -------------------     -----------------

Net cash used in operating activities                                            (19,150)              (23,422)
                                                                      -------------------     -----------------
Cash flows from investing activities:
 Distributions from limited partnerships                                           3,322                 3,484
                                                                      -------------------     -----------------

Net cash provided by investing activities                                          3,322                 3,484
                                                                      -------------------     -----------------

Net decrease in cash and cash equivalents                                        (15,828)              (19,938)
                                                                      -------------------     -----------------

Cash and cash equivalents, beginning of period                                   150,827               175,658
                                                                      -------------------     -----------------

Cash and cash equivalents, end of period                            $            134,999     $         155,720
                                                                      ===================     =================



                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2000
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000, the Partnership had cash equivalents of $125,000 and $142,285, respectively.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

Reclassification

Certain Reclassifications have been made to the prior period to be consistent with the 2000 presentation.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2000
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine Months                 For the Year
                                                                          Ended                           Ended
                                                                    December 31, 2000                 March 31, 2000
                                                                  ----------------------            -------------------
Investments in limited partnerships, beginning of period        $            1,049,680            $         1,460,945
Equity in losses of limited partnerships                                      (128,511)                      (384,579)
Distributions from limited partnerships                                         (3,322)                        (5,334)
Amortization of capitalized acquisition costs and
 syndication fees                                                              (16,014)                       (21,352)
                                                                  ----------------------            -------------------

Investments in limited partnerships, end of period               $              901,833            $         1,049,680
                                                                  ======================            ===================



                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2000
                                   (unaudited)

 NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2000 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:


                                                      2000                          1999
                                              -------------------            ------------------

Revenues                                    $          2,287,000           $         2,208,000
                                              -------------------            ------------------
Expenses:
 Interest expense                                        534,000                       491,000
 Depreciation & amortization                             783,000                       623,000
 Operating expenses                                    1,526,000                     1,441,000
                                              -------------------            ------------------
     Total expenses                                    2,843,000                     2,555,000
                                              -------------------            ------------------

Net loss                                    $           (556,000)           $         (347,000)
                                              ===================            ==================

Net loss allocable to the Partnership       $           (550,000)           $         (343,000)
                                              ===================            ==================

Net loss recorded by the Partnership        $           (129,000)           $         (143,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $108,678 and $108,676 were incurred during each of the nine months ended December 31, 2000 and 1999, respectively. The Partnership paid $7,750 to the General Partner or its affiliates for those fees during the nine months ended December 31, 2000 and $0 during the nine months ended December 31, 1999.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2000
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                            December 31, 2000              March 31, 2000
                                          -----------------------      ------------------------

  Asset management fee payable          $             1,295,571      $              1,194,643
  Advances from WNC                                       5,515                           (30)
                                          -----------------------      ------------------------

  Total related party payables          $             1,301,086      $              1,194,613
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted of $135,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $902,000. Liabilities at December 31, 2000 consisted of $1,301,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(83,000), reflecting a decrease of $15,000 from the net loss experienced for the three months ended December 31, 1999 of $(98,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $8,000 to $(39,000) for the three months ended December 31, 2000 from $(47,000) for the three months ended December 31, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships there was a decrease in loss from operations of $(6,000) for the three months ended December 31, 2000 to $(45,000) from $(51,000) for the three months ended December 31, 1999, due to a comparable decrease in operating expenses.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(270,000), reflecting a decrease of $23,000 from the net loss experienced for the nine months ended December 31, 1999 of $(293,000). The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $14,000 to $(129,000) for the nine months ended December 31, 2000 from $(143,000) for the nine months ended December 31, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $8,000 for the nine months ended December 31, 2000 to $(142,000) from $(150,000) for the nine months ended December 31, 1999 due to a comparable decrease in operating expenses.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(16,000) compared to a net use of cash for the nine months ended December 31, 1999 of $(20,000). The $(4,000) decrease was due primarily to a decrease in cash paid for operating expenses.

During the nine months ended December 31, 2000 accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $106,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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






By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: April 11, 2001






By:  /s/ Thomas J. Riha

Thomas J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: April 11, 2001