Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2001-06-20
CIK 860331

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

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
Yes     No    X
----   -------

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

As of March 31, 2001, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates and for the periods indicated:


                                                                    ------------------------------ ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Airport Road              Slidell,         Clifford E. Olsen,
Associates, Limited       Louisiana        Olsen Securities
                                           Corporation         $  334,000   $   334,000      40      100%   $  695,000   $ 1,444,000

Am-Kent Associates,       Amite &          Olsen
Ltd.                      Kentwood,        Securities
                          Louisiana        Corporation            232,000       232,000      32      100%      585,000     1,114,000

Arizona I Limited         Showlow,         Western States
Partnership               Arizona          Housing
                                           Corporationand Joe W.
                                           Roberts Company        320,000       320,000      42       93%      617,000     1,480,000

Ashland Investment        Ashland,         Ronald D.
Group, an Oregon          Oregon           Bettencourt
Limited Partnership                                               300,000       300,000      40      100%      666,000     1,381,000

Brantley Housing,         Brantley,        Thomas H. Cooksey
Ltd.                      Alabama          and Apartment
                                           Developers,Inc.        108,000       108,000      19      100%      287,000       572,000

Brian's Village           Mannford,        Robert W. Green
Apartments, an            Oklahoma         and Emerald
Oklahoma Limited                           Development
Partnership.                               Co., Inc.              176,000       176,000      28      100%      374,000       753,000

Candleridge               Perry,           Eric A Sheldahl
Apartments       Iowa
of Perry,L.P.                                                     93,000         93,000      23      100%      224,000       590,000

Candleridge               Runnells,        Eric A. Sheldahl
Apartments of             Iowa
Runnells, L.P.                                                    58,000         58,000      15       93%      141,000       371,000





                                                                    ------------------------------ ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                               Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Casa Allegre              Las Vegas,       Western States
Limited                   New Mexico       Housing Corporation,
Partnership                                ABO Corporation and
                                           Alan D. Nofsker         318,000      318,000      42       100%     635,000     1,378,000

Castroville               Castroville,     Doublekaye Corp and
Village,Ltd.              Texas            Gary L. Kersch          165,000      165,000      40       100%     426,000       944,000

Cherokee                  Rogersville,     Douglas B. Parker and
Square, L.P.              Tennessee        Billy D. Cobb           202,000      202,000      31        97%     418,000       973,000

Divall Midland            Port             Gary J. DiVall
Associates Limited        Washington,
Partnership II            Wisconsin                                234,000      234,000      32        91%     489,000     1,153,000

Eclectic                  Eclectic,        Thomas H. Cooksey
Housing, Ltd.             Alabama          and Apartment
                                           Developers,Inc.          74,000       74,000      15       100%     216,000       409,000

Elizabeth Square          Raceland,        Olsen Securities
Associates, Ltd.          Louisiana        Corp.                   356,000      356,000      48        96%     748,000     1,465,000

Emory Capital,            Emory,           1600 Capital
L.P.                      Texas            Company, Inc.            85,000       85,000      16        94%     175,000       368,000

Emory Manor,              Emory,           1600 Capital
L.P.                      Texas            Company, Inc.           128,000      128,000      24       100%     206,000       550,000

Idalou Manor,             Idalou,          1600 Capital
L.P.                      Texas            Company, Inc.           122,000      122,000      24       100%     290,000       616,000

Jefferson                 Jefferson,       1600 Capital
Capital,L.P.              Texas            Company, Inc.           167,000      167,000      30        77%     269,000       711,000


                                                                      ------------------------------ -------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                               Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
-----------------------------------------------------------------------------------------------------------------------------------

Jefferson                   Jefferson,     1600 Capital
Manor, L.P.                 Texas          Company, Inc.         179,000     179,000        32      100%       362,000       760,000

                            Beaver Dam,    Thomas G. Larson,
Lakeview Limited            Wisconsin      William H. Larson,
Partnership                                and Raymond L.
                                           Tetzlaff              264,000     264,000        40       95%       528,000     1,234,000

Littlefield                 Littlefield,   1600 Capital
Manor,L.P.                  Texas          Company, Inc.         117,000     117,000        24       83%       280,000       592,000

Perry County                Uniontown,     Thomas H. Cooksey
Housing,Ltd.                Alabama        and Apartment
                                           Developers, Inc.       82,000      82,000        15       73%       215,000       437,000

Pine Hill                   Pine Hill,     Thomas H. Cooksey
Housing,Ltd.                Alabama        and Apartment
                                           Developers, Inc.      105,000     105,000        19       89%       267,000       559,000

Rociada Partners            Hereford,      Richard Lee (Rick)
Ltd.                        Texas          Brown                 154,000     154,000        28       93%       316,000       727,000

Wadley Housing,             Wadley,        Thomas H. Cooksey
Ltd.                        Alabama        Apartment and
                                           Developers, Inc.       76,000      76,000        15       60%       213,000       437,000

Whitewater                  Whitewater,    Thomas G. Larson,
Woods                       Wisconsin      William H. Larson,
Limited                                    and Raymond L.
Partnership                                Tetzlaff              301,000     301,000        40       97%       603,000     1,290,000

Willcox Investment          Willcox,       John P. Casper
Group, an Arizona           Arizona
Limited Partnership                                              246,000     246,000        30       97%       490,000     1,055,000
                                                                --------    --------    --------     --        -------     ---------


                                                             $ 4,996,000 $ 4,996,000       784       94%   $10,735,000  $ 23,363,000
                                                            ============  ==========  ==========     ===   ============ ============


                                 --------------------------------------------------------------------------
                                               For the year ended December 31, 2000
                                 --------------------------------------------------------------------------

                                                                                Low Income Housing
                                                                                Credits Allocated to
        Partnership Name            Rental Income     Net Income/(Loss)         Partnership
-----------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited        $ 162,000            $ (71,000)                    99%

Am-Kent Associates, Ltd.                  131,000              (66,000)                    99%

Arizona I Limited Partnership             157,000              (24,000)                    99%

Ashland Investment Group, an
Oregon Limited Partnership                165,000                4,000                     99%

Brantley Housing, Ltd.                     64,000               (3,000)                    99%

Brian's Village Apartments, an
Oklahoma Limited Partnership.             114,000              (24,000)                    99%

Candleridge Apartments of
Perry, L.P.                               121,000              (16,000)                    99%

Candleridge Apartments of
Runnells, L.P.                             85,000              (10,000)                    99%

Casa Allegre Limited Partnership          175,000                2,000                     99%

Castroville Village, Ltd.                 167,000               (3,000)                    99%

Cherokee Square, L.P.                      89,000              (27,000)                    99%

Divall Midland Associates
Limited Partnership II                    128,000              (45,000)                    99%

Eclectic Housing, Ltd.                     47,000               (4,000)                    99%

Elizabeth Square Associates,
Ltd.                                      165,000              (45,000)                    99%

Emory Capital, L.P.                        54,000              (13,000)                    99%

Emory Manor, L.P.                          80,000              (21,000)                    99%

Idalou Manor, L.P.                         82,000              (20,000)                    99%

Jefferson Capital, L.P.                    86,000              (12,000)                    99%

Jefferson Manor, L.P.                      96,000              (20,000)                    99%

Lakeview Limited Partnership              144,000              (46,000)                    99%

Littlefield Manor, L.P.                    69,000              (28,000)                    99%


                                 ---------------------------------------------------------------------------------------
                                               For the year ended December 31, 2000
                                 --------------------------------------------------------------------------

                                                                                Low Income Housing
                                                                                Credits Allocated to
        Partnership Name            Rental Income     Net Income/(Loss)         Partnership
------------------------------------------------------------------------------------------------

Perry County Housing, Ltd.                 44,000              (11,000)                    99%

Pine Hill Housing, Ltd.                    57,000              (12,000)                    99%

Rociada Partners Ltd.                     142,000              (20,000)                    99%

Wadley Housing, Ltd.                       48,000              (14,000)                    99%

Whitewater Woods Limited
Partnership                               171,000              (37,000)                    99%

Willcox Investment Group, an
Arizona Limited Partnership               119,000              (21,000)                    99%
                                          -------              --------

                                       $2,962,000            $(607,000)
                                       ===========           ==========


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

(b)  At March 31, 2001, there were 583 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                      March 31                               December 31
                        -------------------------------------   -------------------------------------

                               2001         2000         1999         1998         1997         1996
                         -----------  -----------  -----------  -----------  -----------  -----------

ASSETS
Cash and cash

equivalents            $    136,626 $    150,827 $    175,658 $    175,192 $    181,313 $    208,303
Investments in
   limited
   partnerships, net        622,522    1,049,680    1,460,945    1,533,952    1,828,770    2,005,382
Other assets                      -            -            -            -            -          587
                         -----------  -----------  -----------  -----------  -----------  -----------

                       $    759,148 $  1,200,507 $  1,636,603 $  1,709,144 $  2,010,083 $  2,214,272
                         ===========  ===========  ===========  ===========  ===========  ===========

LIABILITIES
Accrued fees and
   expenses due to
   general partner
   and affiliates      $  1,335,561 $  1,194,613 $  1,055,204 $  1,019,071 $    871,377 $    758,827

PARTNERS' (DEFICIT)
   EQUITY                  (576,413)       5,894      581,399      690,073    1,138,706    1,455,445
                         -----------  -----------  -----------  -----------  -----------  -----------

                       $    759,148 $  1,200,507 $  1,636,603 $  1,709,144 $  2,010,083 $  2,214,272
                         ===========  ===========  ===========  ===========  ===========  ===========


Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                            For the Years Ended      For the Three Months              For the Years Ended
                                 March 31               Ended March 31                     December 31
                          ------------------------  ------------------------   -------------------------------------

                             2001         2000         1999         1998         1998         1997          1996
                          -----------   ----------  -----------   ----------   ----------   ----------    ----------
                                                                  (Unaudited


Loss from operations   $   (180,074) $  (190,926) $   (46,381)$    (40,643) $   (181,052)$   (173,718)$   (224,004)
Equity in loss from
   limited
   partnerships            (402,233)    (384,579)     (62,293)     (70,760)     (267,581)    (143,021)    (568,488)
   ------------            ---------    ---------     --------     --------     ---------    ---------    ---------


Net loss               $   (582,307) $  (575,505) $  (108,674) $  (111,403) $   (448,633) $  (316,739)$   (792,492)
                          ===========   ==========  ===========   ==========    ==========   ==========   ==========

Net loss allocated to:

   General partner      $    (5,823) $    (5,755) $    (1,087) $    (1,114) $     (4,486) $    (3,167)$     (7,925)
                          ===========   ==========  ===========   ==========    ==========   ==========   ==========
   Limited partners     $  (576,484) $  (569,750) $  (107,587) $  (110,289) $   (444,147)    (313,572)$   (784,567)
                          ===========   ==========  ===========   ==========   ==========   ==========    ==========

Net loss per limited
   partner unit         $    (82.35) $    (81.39) $    (15.37) $    (15.76)$      (63.45)  $   (44.80)$    (112.08)
                          ===========   ==========   ===========   ==========    ==========    ========== ==========


  Outstanding
   weighted limited
   partner units              7,000        7,000        7,000        7,000         7,000        7,000        7,000
                          ===========   ==========  ===========   ==========    =========    =========    ==========


                            For the Years Ended      For the Three Months              For the Years Ended
                                 March 31               Ended March 31                     December 31
                          ------------------------  ------------------------   -------------------------------------

                             2001         2000         1999         1998         1998         1997          1996
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                  (Unaudited
Net cash provided by
   (used in):
   Operating
activities              $   (17,774) $   (30,165) $    (4,910) $     3,849  $    (12,006) $    (39,229) $   (41,630)
Investing
   activities                 3,573        5,334        5,376        2,545         5,885        12,239       11,451
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net change in cash
  and cash equivalents      (14,201)     (24,831)         466        6,394        (6,121)      (26,990)     (30,179)

Cash and cash
  equivalents,
  beginning of period       150,827      175,658      175,192      181,313       181,313       208,303      238,482
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------

Cash and cash
  equivalents, end of
  period                $   136,626 $    150,827 $    175,658  $   187,707  $    175,192 $     181,313 $    208,303
                          ===========  ===========  ===========   ==========    ==========    ==========   =========


Low Income Housing Credit per Unit was as follows for the year ended December
31:
                         2001              2000              1999             1998              1997             1996
                         ----          --------          --------         --------          --------         --------
 Federal        $                      $    145          $    145         $    145          $    145         $    145
                          120
 State                      -                 -                 -                -                 -                -
                --------------    --------------   ---------------   --------------   ---------------   --------------
 Total          $        120           $    145          $    145         $    145          $    145         $    145
                 ==============    ==============   ===============   ==============   ===============   ==============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $137,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $623,000. Liabilities at March 31, 2001 primarily consisted of $1,336,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year  Ended  March  31,  2001  Compared  to  Year  Ended  March  31,  2000.  The
Partnership's net loss for the year ended March 31,2001 was $(582,000), reflecting an increase of $(7,000) from the net loss experienced for the year ended March 31, 2000. The increase in net loss is primarily due to the increase in the equity in losses from limited partnerships which increased by $(17,000) to $(402,000) for the year ended March 31, 2001 from $(385,000) for the year ended March 31, 2000 offset by a decrease in loss from operations which decreased by $11,000 to $(180,000) for the year ended March 31, 2001 from $(191,000) for the year ended March 31, 2000 due to lower operating expenses.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(14,000), compared to net cash used for the year ended March 31, 2000 of $(25,000). The change was due primarily to a decrease in cash paid to the General Partner or affiliates.

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

During the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $141,000, $139,000 and $36,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 62% and 50%, of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                            /s/ BDO SEIDMAN, LLP
                                                BDO SEIDMAN, LLP
Orange County, California
May 10, 2001

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                 See accompanying notes to financial statements

                                                                           March 31
                                                                 ------------------------------

                                                                     2001             2000
                                                                 --------------   -------------

ASSETS

Cash and cash equivalents                                      $       136,626  $      150,827
Investments in limited partnerships, net (Notes 2 and 3)               622,522       1,049,680
                                                                 --------------   -------------

                                                               $       759,148  $    1,200,507
                                                                 ==============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                       $     1,335,561  $    1,194,613
                                                                 --------------   -------------

Commitments and contingencies

Partners' equity (deficit):
    General partner                                                    (65,306)        (59,483)
    Limited partners (12,000 units authorized; 7,000 units
     issued and outstanding)                                          (511,107)         65,377
                                                                 --------------   -------------

      Total partners' equity (deficit)                                (576,413)          5,894
                                                                 --------------   -------------

                                                               $       759,148  $    1,200,507
                                                                 ==============   =============

                                       16

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                 For the Years Ended           For the Three       For the Year
                                                                               Months Ended           Ended
                                                      March 31                   March 31          December 31
                                            ------------------------------    ----------------    ---------------

                                               2001              2000              1999                1998
                                           --------------    -------------    ----------------    ---------------

Interest income                          $           701   $        5,418   $           3,627   $          9,224
Distribution income                                5,549            2,500                 500                  -
Dividend income                                    5,134            3,029                   -                  -
                                           --------------    -------------    ----------------    ---------------

    Total income                                  11,384           10,947               4,127              9,224
                                           --------------    -------------    ----------------    ---------------

Operating expenses:
   Amortization (Note 2)                          21,352           21,352               5,338             21,352
   Asset management fees (Note 3)                144,904          144,902              36,226            144,903
   Other                                          25,202           35,619               8,944             24,021
                                           --------------    -------------    ----------------    ---------------

    Total operating expenses                     191,458          201,873              50,508            190,276
                                           --------------    -------------    ----------------    ---------------

Loss from operations                            (180,074)        (190,926)            (46,381)          (181,052)

Equity in losses of limited
    partnerships (Note 2)                       (402,233)        (384,579)            (62,293)          (267,581)
                                           --------------    -------------    ----------------    --- ------------

Net loss                                 $      (582,307)$       (575,505) $         (108,674)$        (448,633)
                                            ==============     =============    ================    ===============

Net loss allocated to:
   General partner                       $        (5,823)$         (5,755) $           (1,087)$          (4,486)
                                             ==============     =============    ================    ==============

   Limited partners                      $      (576,484)$       (569,750) $         (107,587)$        (444,147)
                                            ==============     =============    ================    ===============

Net loss per limited partnership unit    $        (82.35)$         (81.39) $           (15.37)$          (63.45)
                                            ==============     =============    ================    ===============

Outstanding weighted limited partner
  units                                            7,000            7,000               7,000             7,000
                                            ==============    =============    ================    ===============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


                                                               General             Limited
                                                               Partner             Partners            Total
                                                            ---------------     ---------------    ---------------


Partners' equity (deficit) at January 1, 1998             $        (48,155) $         1,186,861   $      1,138,706

Net loss                                                            (4,486)            (444,147)          (448,633)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at December 31, 1998                    (52,641)             742,714            690,073

Net loss                                                            (1,087)            (107,587)          (108,674)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 1999                       (53,728)             635,127            581,399

Net loss                                                            (5,755)            (569,750)          (575,505)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000                       (59,483)              65,377              5,894

Net loss                                                            (5,823)            (576,484)          (582,307)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2001                       $        (65,306)  $         (511,107)$         (576,413)
                                                             ===============      ===============     ===============


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS





                                          For the Years Ended March          For the       For the Years
                                                                              Three
                                                                             Months
                                                                              Ended            Ended
                                                      31                    March 31        December 31
                                          ---------------------------      ------------    ---------------

                                              2001           2000             1999              1998
                                          -------------   -----------      ------------    ---------------


Cash flows from operating activities:

   Net loss                             $     (582,307) $    (575,505) $        (108,674) $        (448,633)
   Adjustments  to reconcile  net loss
     to
     net cash used in operating
    activities:
     Amortization                               21,352         21,352              5,338             21,352
     Equity in losses of limited
       partnerships                            402,233        384,579             62,293            267,581
     Increase in accrued fees and
       expenses due to general partner
       and affiliates                          140,948        139,409             36,133            147,694
                                            -------------   -----------      ------------     ---------------

Net cash used in operating activities          (17,774)       (30,165)            (4,910)           (12,006)
                                            -------------   -----------      ------------    ---------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                3,573          5,334              5,376              5,885
                                             -------------   -----------      ------------    ---------------

Net increase (decrease) in cash and
  cash equivalents                             (14,201)     (24,831)                 466             (6,121)

Cash and cash equivalents, beginning
   of period                                   150,827      175,658              175,192            181,313
                                            -------------   -----------      ------------    ---------------

Cash and cash equivalents, end of
   period                               $      136,626 $    150,827        $     175,658   $        175,192
                                           =============   ===========        ============    ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Taxes paid                         $         800   $        800     $           -   $           800
                                             ============    ===========      ============    ==============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had cash equivalents of $129,950 and $142,285, respectively.

Concentration of Credit Risk

At March 31, 2001, the Partnership maintained a cash balance at a financial institution in excess of the federally insured maximum.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2001 presentation.

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

The Partnership's investment in Local Limited Partnerships shown in the balance sheets at March 31, 2001 and 2000 are approximately $1,462,000 and $1,283,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. Capitalized costs are being amortized over 30 years. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2001 and 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2001 and 2000 and the three month period ended March 31, 1999 amounting to approximately $209,414, $373,135 and $52,058, respectively, have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $189,571 have not been recognized. As of March 31, 2001, the aggregate share of net losses not recognized by the Partnership amounted to $1,251,095.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:


                                                                For the Years                 For the          For the Year
                                                                                           Three Months
                                                                                               Ended              Ended
                                                                Ended March 31               March 31          December 31
                                                        -------------------------------    --------------     ---------------

                                                            2001              2000              1999               1998
                                                        --------------    -------------    ---------------    ---------------

Investments per balance sheet, beginning of period    $     1,049,680   $    1,460,945   $      1,533,952   $      1,828,770
Equity in losses of limited partnerships                     (402,233)        (384,579)           (62,293)          (267,581)
Distributions received                                         (3,573)          (5,334)            (5,376)            (5,885)
Amortization of paid acquisition fees and costs               (21,352)         (21,352)            (5,338)           (21,352)
                                                        --------------    -------------    ---------------    ---------------

Investments per balance sheet, end of period          $       622,522   $    1,049,680   $      1,460,945   $      1,533,952
                                                         ==============    =============    ===============    ===============

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2000               1999
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
   depreciation of $8,832,000 and $7,981,000 for 2000
   and 1999, respectively                                                     $     20,377,000   $     21,139,000
Land                                                                                 1,354,000          1,354,000
Other assets                                                                         2,068,000          2,059,000
                                                                                ---------------    ---------------

                                                                              $     23,799,000   $     24,552,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loan payable                                                         $     23,363,000   $     23,441,000
Due to related parties                                                                 194,000            182,000
Other liabilities                                                                      375,000            430,000
                                                                                ---------------    ---------------

                                                                                    23,932,000         24,053,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.                                                  (839,000)          (233,000)
Other partners                                                                         706,000            732,000
                                                                                ---------------    ---------------

                                                                                      (133,000)           499,000
                                                                                ---------------    ---------------

                                                                              $     23,799,000   $     24,552,000
                                                                                ===============    ===============



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000               1999                1998
                                                            ---------------    ---------------     ---------------

Total revenues, including interest and rent               $      3,100,000   $      2,958,000    $      2,944,000
   subsidies
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,160,000          2,035,000           1,951,000
   Interest expense                                                696,000            619,000             624,000
   Depreciation and amortization                                   851,000          1,044,000             831,000
                                                            ---------------     ---------------     ---------------

         Total expenses                                          3,707,000          3,698,000           3,406,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (607,000)$         (740,000)  $        (462,000)
                                                            ===============     ===============      ===============

Net loss allocable to the Partnership                     $       (601,000)$         (733,000)  $        (457,000)
                                                            ===============     ===============      ===============

Net loss recorded by the Partnership                      $       (402,000)$         (385,000)  $        (268,000)
                                                            ===============     ===============      ===============

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $480,661 and $186,974 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $272,691 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for the Local Limited Partnerships which would otherwise be below a zero balance.

Reimbursement of costs  incurred by an affiliate of WNC in  connection  with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $10,581 which have been included in investments in limited partnerships. Accumulated amortization totaled $10,581 at March 31, 2001. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $6,631 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year of the year of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for the Local Limited Partnerships which would otherwise be below a zero balance.

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $144,904 and $144,902 were incurred during the years ended March 31, 2001 and 2000, respectively, $36,226 were incurred during the three months ended March 31, 1999 and $144,903 were incurred during the year ended December 31, 1998, of which $7,000 and $2,500 were paid during the years ended March 31, 2001 and 2000, respectively, and $0 was paid during the three months ended March 31, 1999, and the year ended December 31, 1998.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                    March 31
                                                                        ----------------------------------

                                                                             2001               2000
                                                                        ---------------    ---------------

Advances from WNC                                                     $          3,014   $            (30)

Asset management fee payable                                                 1,332,547          1,194,643
                                                                        ---------------    ---------------

                                                                      $      1,335,561   $      1,194,613
                                                                        ===============    ===============

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

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2001

Income                                $          1,652    $          1,522   $          1,428    $          6,782

Operating expenses                              45,406              54,666             46,167              45,219

Equity in losses of limited
     partnerships                              (45,718)            (44,056)           (38,737)           (273,722)

Net income (loss)                              (89,472)            (97,200)           (83,476)           (312,159)

Income (loss) available to
     limited partner                           (88,577)           (96,228)            (82,641)           (309,038)

Earnings (loss) per limited
     partnership unit                              (13)               (14)                (12)                (44)

               2000

Income                                $          3,104    $          1,160   $          1,423    $          5,260

Operating expenses                              46,128              57,498             52,550              45,697

Equity in losses of limited
     partnerships                              (49,391)           (46,647)          (46,647)          (241,894)

Net income (loss)                              (92,415)          (102,985)          (97,774)          (282,331)

Income (loss) available to
     limited partner                           (91,491)          (101,955)          (96,796)          (279,508)

Earnings (loss) per limited
     partnership unit                              (13)               (15)              (14)               (40)



49 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chief Executive Officer, Chairman of the Board and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,904, $144,902, $36,226 and $144,903 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $7,000, $2,500, $0 and $0 of those fees during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $6,000, $14,000, $11,000 and $3,000 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated
     $8,000, $10,000 and $10,000 for the General Partners for the years ended December 31, 2000, 1999 and 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

Report of Independent  Certified Public  Accountants
Balance Sheets,  March 31,2001 and 2000

Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
Statements of Partners' Equity (Deficit) for the years ended March
     31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
Statements of Cash Flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
Notes to Financial Statements

(a)(2)Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

     Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b) Reports on Form 8-K.
    -------------------

     None

(c) Exhibits.
    --------

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

10.14 Amended and Restated Agreement of Limited Partnership of Lakeview Limited Partnership filed as exhibit 10.14 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.14.

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

21.1 Financial Statements of Airport Road Associates, Limited as of and for the years ended December 31, 2000 and 1999 together with independent auditors' report thereon; a significant subsidiary of the partnership.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof. ------------------------------------

Report of Independent Certified Public Accountants on Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audits referred to in our report dated May 10, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                          /s/  BDO SEIDMAN, LLP
                                               BDO SEIDMAN, LLP

Orange County, California
May 10, 2001

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001



                                                  ------------------------------  --------------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------


 Airport Road                     Slidell,
 Associates, Limited              Louisiana          $    334,000    $   334,000   $1,444,000     $1,858,000    $709,000  $1,149,000

                                  Amite &
                                  Kentwood,
Am-Kent Associates, Ltd.          Louisiana               232,000        232,000    1,114,000      1,588,000     535,000   1,053,000

Arizona I Limited                 Showlow,

Partnership                       Arizona                 320,000        320,000    1,480,000      1,973,000     525,000   1,448,000

Ashland Investment Group, an      Ashland,
Oregon Limited Partnership        Oregon                  300,000        300,000    1,381,000      1,825,000     419,000   1,406,000

                                  Brantley,
Brantley Housing, Ltd.            Alabama                 108,000        108,000      572,000        706,000     178,000     528,000

Brian's Village
Apartments, an Oklahoma           Mannford,
Limited Partnership.              Oklahoma                176,000        176,000      753,000        974,000     353,000     621,000

Candleridge Apartments
of Perry, L.P.                    Perry, Iowa              93,000         93,000      590,000        776,000     242,000     534,000

Candleridge Apartments            Runnells,
of Runnells, L.P.                 Iowa                     58,000         58,000      371,000        492,000     153,000     339,000

Casa Allegre                      Las Vegas,
Limited Partnership               New Mexico              318,000        318,000    1,378,000      1,906,000     473,000   1,433,000

Castroville                       Castroville,
Village, Ltd.                     Texas                   165,000        165,000      944,000      1,150,000     210,000     940,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------  --------------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
                                  Rogersville,
Cherokee Square, L.P.             Tennessee               202,000        202,000      973,000      1,225,000     452,000     773,000

Divall Midland                    Port
Associates Limited                Washington,
Partnership II                    Wisconsin               234,000        234,000    1,153,000      1,533,000     543,000     990,000

Eclectic                          Eclectic,
Housing, Ltd.                     Alabama                  74,000         74,000      409,000        500,000     132,000     368,000

Elizabeth Square                  Raceland,
Associates, Ltd.                  Louisiana               356,000        356,000    1,465,000      2,063,000     635,000   1,428,000

Emory Capital, L.P.               Emory, Texas             85,000         85,000      368,000        486,000     181,000     305,000

Emory Manor, L.P.                 Emory, Texas            128,000        128,000      550,000        742,000     253,000     489,000

Idalou Manor, L.P.                Idalou, Texas           122,000        122,000      616,000        776,000     174,000     602,000

Jefferson                         Jefferson,
Capital, L.P.                     Texas                   167,000        167,000      711,000        962,000     316,000     646,000

Jefferson                         Jefferson,
Manor, L.P.                       Texas                   179,000        179,000      760,000      1,007,000     336,000     671,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------  --------------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

Lakeview Limited                  Beaver Dam,
Partnership                       Wisconsin              264,000        264,000    1,234,000      1,589,000      411,000   1,178,000

                                  Littlefield,
Littlefield Manor, L.P.           Texas                  117,000        117,000      592,000        746,000      170,000     576,000

Perry County                      Uniontown,
Housing, Ltd.                     Alabama                 82,000         82,000      437,000        527,000      135,000     392,000

Pine Hill                         Pine Hill,
Housing, Ltd.                     Alabama                105,000        105,000      559,000        680,000      166,000     514,000

Rociada                           Hereford,
Partners Ltd.                     Texas                  154,000        154,000      727,000        922,000      239,000     683,000

Wadley                            Wadley,
Housing, Ltd.                     Alabama                 76,000         76,000      437,000        527,000      132,000     395,000

Whitewater Woods                  Whitewater,
Limited Partnership               Wisconsin              301,000        301,000    1,290,000      1,692,000      444,000   1,248,000

Willcox Investment                Willcox,
Group, an Arizona                 Arizona
Limited Partnership                                      246,000        246,000    1,055,000      1,338,000      316,000   1,022,000
                                                        --------       --------    ---------      ---------    ---------  ---------

                                                   $   4,996,000   $  4,996,000 $ 23,363,000   $ 30,563,000  $ 8,832,00 $ 21,731,000
                                                  ==============  ============= =============  ============ ============ ===========


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 2000
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income     Net Income\(Loss)          Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road
Associates, Limited                    $ 162,000             $(71,000)          1990             Completed               27.5

Am-Kent Associates, Ltd.                 131,000              (66,000)          1991             Completed               27.5

Arizona I Limited
Partnership                              157,000              (24,000)          1990             Completed                 35

Ashland Investment Group, an
Oregon Limited Partnership.              165,000                4,000           1990             Completed                 50

Brantley Housing, Ltd.                    64,000               (3,000)          1992             Completed                 40

Brian's Village Apartments, an
Oklahoma Limited Partnership.            114,000              (24,000)          1990             Completed                 30

Candleridge Apartments
of Perry, L.P.                           121,000              (16,000)          1992             Completed               27.5

Candleridge Apartments
of Runnells, L.P.                         85,000              (10,000)          1992             Completed               27.5

Casa Allegre
Limited Partnership                      175,000                2,000           1990             Completed                 40

Castroville Village, Ltd.                167,000               (3,000)          1991             Completed                 50

Cherokee Square, L.P.                     89,000              (27,000)          1990             Completed                 50
Divall Midland Associates

Limited Partnership II                   128,000              (45,000)          1990             Completed               27.5

Eclectic Housing, Ltd.                    47,000               (4,000)          1992             Completed                 40

Elizabeth Square
Associates, Ltd.                         165,000              (45,000)          1994             Completed               27.5

Emory Capital, L.P.                       54,000              (13,000)          1990             Completed               27.5


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 2000
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income     Net Income\(Loss)          Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                         80,000              (21,000)          1990             Completed                 30

Idalou Manor, L.P.                        82,000              (20,000)          1992             Completed                 40

Jefferson Capital, L.P.                   86,000              (12,000)          1990             Completed                 50

Jefferson Manor, L.P.                     96,000              (20,000)          1990             Completed                 50

Lakeview Limited
Partnership                              144,000              (46,000)          1991             Completed                 35

Littlefield Manor, L.P.                   69,000              (28,000)          1991             Completed                 40

Perry County Housing, Ltd.                44,000              (11,000)          1992             Completed                 40

Pine Hill Housing, Ltd.                   57,000              (12,000)          1992             Completed                 40

Rociada Partners Ltd.                    142,000              (20,000)          1990             Completed                 40

Wadley Housing, Ltd.                      48,000              (14,000)          1992             Completed                 40

Whitewater Woods
Limited Partnership                      171,000              (37,000)          1991             Completed                 35

Willcox Investment Group, an
Arizona Limited Partnership              119,000              (21,000)          1990             Completed                 50
                                        --------              --------

                                     $ 2,962,000           $ (607,000)
                                    ============           ===========


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                   ------------------------------  ------------------------------------------------
                                                           As of March 31, 2000                As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
 Airport Road                     Slidell,
 Associates, Limited              Louisiana          $    334,000    $   334,000    $ 1,447,000   $1,858,000   $ 645,000 $ 1,213,000

 Am-Kent                          Amite &
                                  Kentwood,
 Associates, Ltd.                 Louisiana               232,000        232,000      1,117,000    1,586,000     480,000   1,106,000

Arizona I Limited                 Showlow,
Partnership                       Arizona                 320,000        320,000      1,484,000    1,967,000     471,000   1,496,000

Ashland Investment Group,         Ashland,
an Oregon LimitedPartnership      Oregon                  300,000        300,000      1,385,000    1,824,000     385,000   1,439,000

                                  Brantley,
Brantley Housing, Ltd.            Alabama                 108,000        108,000        573,000      703,000     158,000     545,000

Brian's Village Apartments,       Mannford,
an Oklahoma Limited Partnership.  Oklahoma                176,000        176,000        755,000      974,000     322,000     652,000

Candleridge Apartments
of Perry, L.P.                    Perry, Iowa              93,000         93,000        593,000      769,000     209,000     560,000

Candleridge Apartments            Runnells,
of Runnells, L.P.                 Iowa                     58,000         58,000        374,000      486,000     132,000     354,000

Casa Allegre                      Las Vegas,
Limited Partnership               New Mexico              318,000        318,000      1,386,000    1,878,000     423,000   1,455,000

Castroville                       Castroville,
Village, Ltd.                     Texas                   165,000        165,000        950,000    1,150,000     187,000     963,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                --------------------------------- --------------------------------------------------
                                                       As of March 31, 2000                As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
                                  Rogersville,
Cherokee Square, L.P.             Tennessee               202,000        202,000        976,000    1,225,000     417,000     808,000

Divall Midland                    Port
Associates Limited                Washington,
Partnership II                    Wisconsin               234,000        234,000      1,156,000    1,514,000     483,000   1,031,000

Eclectic                          Eclectic,
Housing, Ltd.                     Alabama                  74,000         74,000        411,000      500,000     122,000     378,000

Elizabeth Square                  Raceland,
Associates, Ltd.                  Louisiana               356,000        356,000      1,471,000    2,063,000     561,000   1,502,000

Emory Capital, L.P.               Emory, Texas             85,000         85,000        369,000      486,000     168,000     318,000

Emory Manor, L.P.                 Emory, Texas            128,000        128,000        551,000      742,000     235,000     507,000

Idalou Manor, L.P.                Idalou, Texas           122,000        122,000        616,000      776,000     155,000     621,000

Jefferson                         Jefferson,
Capital, L.P.                     Texas                   167,000        167,000        713,000      962,000     301,000     661,000

Jefferson                         Jefferson,
Manor, L.P.                       Texas                   179,000        179,000        762,000    1,005,000     320,000     685,000



WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                   -----------------------------  -------------------------------------------------
                                                           As of March 31, 2000                As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

Lakeview Limited                  Beaver Dam,
Partnership                       Wisconsin              264,000        264,000      1,240,000    1,589,000     368,000    1,221,000

Littlefield                       Littlefield,
Manor, L.P.                       Texas                  117,000        117,000        593,000      745,000     151,000      594,000

Perry County                      Uniontown,
Housing, Ltd.                     Alabama                 82,000         82,000        438,000      524,000     121,000      403,000

Pine Hill                         Pine Hill,
Housing, Ltd.                     Alabama                105,000        105,000        561,000      675,000     145,000      530,000

Rociada                           Hereford,
Partners Ltd.                     Texas                  154,000        154,000        729,000      922,000     217,000      705,000

Wadley                            Wadley,
Housing, Ltd.                     Alabama                 76,000         76,000        439,000      521,000     117,000      404,000

Whitewater Woods                  Whitewater,
Limited Partnership               Wisconsin              301,000        301,000      1,294,000    1,692,000     398,000    1,294,000

Willcox Investment Group,an       Willcox,
Arizona  Limited Partnership      Arizona                246,000        246,000      1,058,000    1,338,000     290,000    1,048,000
                                                        --------       --------      ---------    ---------   ---------    ---------

                                                   $   4,996,000   $   4,996,000  $ 23,441,000 $ 30,474,000 $ 7,981,000 $ 22,493,000
                                                   ==============  ============== ============= ============ =========== ===========

                                       41

WNC Housing
WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income     Net Income\(Loss)          Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road
Associates, Limited                    $ 162,000             $(52,000)          1990              Completed               27.5

Am-Kent Associates, Ltd.                 124,000              (38,000)          1991              Completed               27.5
Arizona I Limited
Partnership                              149,000              (36,000)          1990              Completed                 35

Ashland Investment Group, an
Oregon Limited Partnership.              172,000               (4,000)          1990              Completed                 50

Brantley Housing, Ltd.                    60,000               (8,000)          1992              Completed                 40

Brian's Village Apartments, an
Oklahoma Limited Partnership.            103,000              (20,000)          1990              Completed                 30

Candleridge
Apartments of Perry, L.P.                118,000              (16,000)          1992              Completed               27.5

Candleridge Apartments
of Runnells, L.P.                         86,000               (8,000)          1992              Completed               27.5

Casa Allegre
Limited Partnership                      174,000               (6,000)          1990              Completed                 40

Castroville Village, Ltd.                154,000               (5,000)          1991              Completed                 50

Cherokee Square, L.P.                     90,000             (202,000)          1990              Completed                 50

Divall Midland Associates
Limited Partnership II                   128,000              (37,000)          1990              Completed               27.5

Eclectic Housing, Ltd.                    46,000               (4,000)          1992              Completed                 40
Elizabeth Square

Associates, Ltd.                         162,000              (51,000)          1994              Completed               27.5

Emory Capital, L.P.                       52,000              (16,000)          1990              Completed               27.5

                                       42

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income     Net Income\(Loss)          Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Mano                                81,000              (10,000)          199               Completed                 30

Idalou Manor, L.P.                        81,000               (5,000)          1992              Completed                 40

Jefferson Capital, L.P.                   82,000              (21,000)          1990              Completed                 50

Jefferson Manor, L.P.                     85,000              (27,000)          1990              Completed                 50

Lakeview Limited
Partnership                              141,000              (43,000)          1991              Completed                 35

Littlefield Manor, L.P.                   71,000               (6,000)          1991              Completed                 40

Perry County Housing,                     49,000              (10,000)          1992              Completed                 40

Pine Hill Housing, Lt                     60,000              (16,000)          1992              Completed                 40

Rociada Partners Ltd.                     94,000              (18,000)          1990              Completed                 40

Wadley Housing, Ltd.                      51,000               (5,000)          1992              Completed                 40

Whitewater Woods
Limited Partnership                      151,000              (46,000)          1991              Completed                 35

Willcox Investment Group, an
Arizona Limited Partnership              116,000              (30,000)          1990              Completed                 50
                                         --------             --------

                                     $ 2,842,000           $ (740,000)
                                    ============           ===========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 -------------------------------   -------------------------------------------------
                                                       As of March 31, 1999                     As of December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road
Associates, Limited               Slidell,
                                  Louisiana         $    334,000     $   334,000  $  1,450,000  $ 1,858,000  $  580,000 $  1,278,000

Am-Kent Associates, Ltd.          Amite &
                                  Kentwood,
                                  Louisiana              232,000         232,000     1,119,000    1,585,000     424,000    1,161,000
Arizona I Limited
Partnership                       Showlow,
                                  Arizona                320,000         320,000     1,487,000    1,968,000     412,000    1,556,000

Ashland Investment Group, an      Ashland,
Oregon LimitedPartnership         Oregon                 300,000         300,000     1,390,000    1,824,000     351,000    1,473,000

Brantley Housing, Ltd.            Brantley,
                                  Alabama                108,000         108,000       575,000      699,000     139,000      560,000

Brian's Village Apartments,       Mannford,
an OklahomaLimited Partnership.   Oklahoma               176,000         176,000       757,000      974,000     292,000      682,000

Candleridge                       Perry,
Apartments of Perry, L.P.         Iowa                    93,000          93,000       595,000      747,000     180,000      567,000
Candleridge Apartments            Runnells,
of Runnells, L.P.                 Iowa                    58,000          58,000       377,000      471,000     114,000      357,000

Casa Allegre                      Las Vegas,
Limited Partnership               New Mexico             318,000         318,000     1,394,000    1,835,000     374,000    1,461,000

Castroville                       Castroville,
Village, Ltd.                     Texas                  165,000         165,000       954,000    1,151,000     165,000      986,000


                                     44
WNC Housing TaxCredit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 -------------------------------   -------------------------------------------------
                                                     As of March 31, 1999                     As of December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee                          Rogersville,
Square, L.P.                      Tennessee              202,000         202,000       978,000   1,225,000     202,000     1,023,000

Divall Midland                    Port
Associates Limited                Washington,
Partnership II                    Wisconsin              234,000         234,000     1,159,000   1,483,000     425,000     1,058,000

Eclectic                          Eclectic,
Housing, Ltd.                     Alabama                 74,000          74,000       414,000     499,000     108,000       391,000

Elizabeth Square                  Raceland,
Associates, Ltd.                  Louisiana              356,000         356,000     1,477,000   2,063,000     487,000     1,576,000

Emory Capital, L.P.               Emory, Texas            85,000          85,000       369,000     486,000     150,000       336,000

Emory Manor, L.P.                 Emory, Texas           128,000         128,000       552,000     740,000     211,000       529,000

Idalou Manor, L.P.                Idalou, Texas          122,000         122,000       619,000     773,000     135,000       638,000

Jefferson Capital, L.P.           Jefferson,
                                  Texas                  167,000         167,000       714,000     962,000     286,000       676,000
Jefferson Manor, L.P.             Jefferson,
                                  Texas                  179,000         179,000       763,000   1,004,000     304,000       700,000

                                       45

WNC Housing Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 -------------------------------   -------------------------------------------------
                                                     As of March 31, 1999                     As of December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview Limited                  Beaver Dam,
Partnership                       Wisconsin             264,000          264,000    1,240,000    1,585,000     325,000     1,260,000

Littlefield                       Littlefield,
Manor, L.P.                       Texas                 117,000          117,000      595,000      744,000     133,000       611,000

Perry County                      Uniontown,
Housing, Ltd.                     Alabama                82,000           82,000      440,000      523,000     107,000       416,000
Pine Hill                         Pine Hill,
Housing, Ltd.                     Alabama               105,000          105,000      564,000      668,000     125,000       543,000

Rociada Partners                  Hereford,
 Ltd.                             Texas                 154,000          154,000      731,000      922,000     195,000       727,000

Wadley Housing,                   Wadley,
Ltd.                              Alabama                76,000           76,000      440,000      521,000     102,000       419,000

Whitewater Woods                  Whitewater,
Limited Partnership               Wisconsin             301,000          301,000    1,297,000    1,687,000     351,000     1,336,000

Willcox Investment Group,         Willcox,
an Arizona LimitedPartnership     Arizona               246,000          246,000    1,060,000    1,322,000     263,000     1,059,000
                                                       --------         --------   ----------    ----------   --------     ---------

                                                  $   4,996,000    $   4,996,000 $ 23,510,000 $ 30,319,000 $ 6,940,000  $ 23,379,000
                                                 ==============   =============  ============  ===========  ===========  ===========


                                       46

WNC Housing Tin
WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1998
                                   -------------------------------------------------------------------------------------------------
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



WNCing Tin
WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1998
                                   -------------------------------------------------------------------------------------------------
                                                                                Year Investment                    Estimated Useful
          Partnership Name         Rental Income     Net Income\(Loss)          Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                         77,000              (30,000)          1990             Completed                 30

Idalou Manor, L.P.                        75,000              (15,000)          1992             Completed                 40

Jefferson Capital, L.P.                   82,000              (11,000)          1990             Completed                 50

Jefferson Manor, L.P.                     78,000              (13,000)          1990             Completed                 50

Lakeview Limited Partnership             142,000              (21,000)          1991             Completed                 35

Littlefield Manor, L.P.                   75,000              (15,000)          1991             Completed                 40

Perry County Housing, Ltd.                50,000               (9,000)          1992             Completed                 40

Pine Hill Housing, Ltd.                   58,000              (10,000)          1992             Completed                 40

Rociada Partners Ltd.                     85,000              (21,000)          1990             Completed                 40

Wadley Housing, Ltd.                      43,000              (13,000)          1992             Completed                 40

Whitewater Woods
Limited Partnership                      146,000              (39,000)          1991             Completed                 35

Willcox Investment Group, an
Arizona Limited Partnership              119,000               (3,000)          1990             Completed                 50
                                        ---------              -------


                                    $  2,745,000         $    (462,000)
                                    =============        ==============





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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant
By:  WNC & Associates, Inc.         General Partner of WNC Financial Group, L.P.


By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President-Chief
Operating Officer of WNC & Associates, Inc.

JUNE 18,2001
--------------------

By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice-President - Chief Financial
Officer of WNC & Associates, Inc.

JUNE 18,  2001
----------------------

By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

JUNE 18, 2001
----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

JUNE 18 , 2001
----------------------


By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of WNC & Associates, Inc.
JUNE 18 , 2001
----------------------

By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

JUNE 18 , 2001
----------------------

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                           DECEMBER 31, 2000 AND 1999

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-72113265

                                TABLE OF CONTENTS


                                                                            PAGE
INDEPENDENT AUDITOR'S REPORT                                                  3


FINANCIAL STATEMENTS:        BALANCE SHEETS                                   5

         STATEMENTS OF OPERATIONS                                             7

         STATEMENTS OF CHANGES IN PARTNERS' EQUITY                            8

         STATEMENTS OF CASH FLOWS                                             9

         NOTES TO FINANCIAL STATEMENTS                                       10


ACCOMPANYING INFORMATION

         INDEPENDENT AUDITOR'S REPORT ON INFORMATION
           ACCOMPANYING THE BASIC FINANCIAL STATEMENTS                       16

         SUPPLEMENTAL INFORMATION REQUIRED BY RHS                            17


INDEPENDENT AUDITOR'S REPORT ON INTERNAL CONTROL                             25

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE                                   27

                       PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants





                          INDEPENDENT AUDITOR'S REPORT



To the Partners
AIRPORT ROAD ASSOCIATES, LIMITED

We have audited the accompanying balance sheets of AIRPORT ROAD ASSOCIATES, LIMITED, RHS PROJECT NO.: 22-052-721132657 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIRPORT ROAD ASSOCIATES, LIMITED as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

   3421 N. Causeway Blvd., Suite 701.        201 St. Charles Ave., Suite 2559.
   Metairie, LA 70002                        New Orleans, LA 70170
   Telephone (504) 837-0770                  Telephone (504) 522-0504
   Fax (504) 837-7102                        Fax (504) 837-710
                                    Member of
 IGAF - International Group of                 Member Firms in Principal Cities
         Accounting Firms
   AICPA SEC Practice Section . AICPA Private Companies Practice Section

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2001 on our consideration of AIRPORT ROAD ASSOCIATES, LIMITED's internal control and a report dated February 10, 2001 on its compliance with laws and regulations applicable to the financial statements.



/s/PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
February 10, 2001

                       AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                                 Balance Sheets

                            December 31,200 and 1999


                                                     2000           1999

ASETS

 CURRENT ASSETS
 CASH AND EQUIVALENTS                               $     8,752           5,020
 PREPAID EXPENSES                                         2,218           1,767
                                                      -----------    -----------
  TOTAL CURRENT ASSETS                                    10,970          6,787
                                                      -----------    -----------

RESTRICTED CASH
RESERVE FUNDS                                            137,118        144,286
ESCROW FUNDS                                               1,201          5,916
SECURITY DEPOSITS                                         11,835         12,068
                                                      -----------     ----------
  TOTAL RESTRICTED CASH                                  150,154        162,270
                                                      ------------     ---------

RENTAL PROPERTY-AT COST
 BUILDINGS                                             1,768,384      1,768.384
 FURNITURE & FIXTURES                                      2,356          2,356
                                                       ------------   ----------

                                                       1,770,740      1,770,740
ACCUMULATED DEPRECIATION                                (709.269)      (644,964)
LAND                                                      87,500         87,500
                                                      -----------     ----------
 TOTAL RENTAL PROPERTY-AT COST                         1,148,971      1,213,276
                                                      -----------     ----------
OTHER ASSETS
 DEPOSITS                                                    300            300
                                                      -----------     ----------
  TOTAL ASSETS
                                                    $    1,310,395 $  1,382,633
                                                    ============== =============


               SEE AUDITOR'S REPORT NOTES TO FINANCIAL STATEMENTS.

                       AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                                 Balance Sheets

                            December 31,200 and 1999


                                                     2000           1999

         LIABILITIES AND PARTNERS' EQUITY

 CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                   $    10,193       $   4,764
 ACCRUED INTEREST PAYABLE                                 2,841           2,866
 CURRENT PORTION OF LONG TERM DEBT                        3,360           3,000
                                                      -----------    ----------
  TOTAL CURRENT  LIABILITIES                             16,394          10,630
                                                      -----------    -----------
 DEPOSITS & PREPAYMENT LIABILITIES
 TENANTS' SECURITY DEPOSITS                              11,835          10,992
                                                      -----------     ----------
  TOTAL DEPOSITS AND PREPAYMENT LIA                      11.835          10,992
                                                      ------------     ---------

LONG TERM LIABILITIES
 MORTGAGE PAYABLE-RHS                                 1,444,135       1,447,183
LESS: CURRENT PORTION                                    (3,360)         (3,000)
DUE TO RELATED PARTIES                                   24,539          28,159
                                                       ------------   ----------

TOTAL LONG TERM LIABILITIES                           1,465,314       1,472,342
                                                      -------------   ---------
PARTENRS' EQUITY
PARTENRS' EQUITY                                       (183,148)       (111,331)
                                                      -----------     ----------
  TOTAL PARTENRS' EQUITY                               (183,148)       (111,331)
                                                      -----------     ----------
  TOTAL LIABILITIES AND EQUITY                   $    1,310,395    $  1,382,633
                                                    ============== =============


               SEE AUDITOR'S REPORT NOTES TO FINANCIAL STATEMENTS.

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                             STAMENTS OF OPERATIONS

                  FOR the years ended December 31,200 and 1999


                                                     2000           1999

REVENUE
 RENTS                                           $     162,161      $   161,631
 LATE FEES,MISC.,ETC.                                    6,624            5,330
 INTEREST REDUCTION SUBSIDY                            104,637          104,300
                                                      -----------    ----------
  TOTAL REVENUE                                        273,422          271,261
                                                      -----------    -----------
  EXPENSES
OPERATING AND MAINTENANCE                               76,834           56,707
UTILITIES                                               21,328           20,371
ADMINISTRATIVE                                          37,691           35,055
TAXES AND INSURANCE                                     12,510           11,915
INTEREST                                               140,941          141,226
DEPRECIATION                                            64,305           64,470
                                                      ------------    ----------
TOTAL EXPENSES                                         353,609          329,744
                                                      ------------     ---------
INCOME(LOSS) FROM RENTAL OPERATIONS                    (80,187)         (58,483)
                                                     -------------    ----------
OTHER INCOME AND EPENSES
  INTEREST INCOME                                        8,370            6,352
                                                       ------------    ---------
  TOTAL OTHER INCOME AND EPENSES                         8,370            6,352
                                                      -------------    ---------

NET INCOME (LOSS)                                  $   (71,817)      $  (52,131)
                                                    ============== =============


               SEE AUDITOR'S REPORT NOTES TO FINANCIAL STATEMENTS.

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                     STAMENTS OF CHANGES IN PARTNERS'EQUITY

                  FOR the years ended  December 31,200 and 1999


                                                     2000           1999


Partners' Equity-Ja                              $    (111,331)     $   (59,200)

Contributions by Partners                                    0                0

Net Income (Loss)                                      (71,817)         (52,131)


Distributions to Partners                                    0                0
                                                  --------------      ----------
Partners' Equity- December 31,
                                                 $    (183,148)     $  (111,331)
                                                 ===============    ============





              SEE AUDITOR'S REPORT NOTES TO FINANCIAL STATEMENTS.

                      AIRPORT ROAD ASSOCIATES, LIMITED
                               : 22-052-721132657

                             STAMENTS OF CASH FLOWS

                  FOR the years ended  December 31,200 and 1999


                                                     2000           1999

CASH flowa from operating activities:
 Net Income                                     $    (71,817)       $   (52,131)
Adjustments to reconciile net income to net cash ------------       -----------
Provided by operating activities:
Depreciation and amortization                         64,305             64,469
(Increase) decrease in prepaid expenses                 (451)                50
Increase(decrease in accounts payable                  5,429              2,850
Increase(decrease in accrued liabilites                  (25)               (22)
Increase(decrease in security deposits                   843              2,573
Increase(decrease in  current portion of debt            360                400
                                                 -------------      ------------
Total adjustments                                     70,461             70,320
                                                 -------------      ------------
Net cash provided(used)
by operating activities                               (1,356)            18,189
                                                 -------------      ------------
Cash flow from investing activites:
  (Deposit)withdrawal resrve                           7,168            (20,332)
  (Deposit)withdrawal escrow                           4,715              9,596
  (Deposit)withdrawal security deposit account           233             (3,347)
                                                ---------------      -----------
Net cash provided(used) by investing activites        12,116            (14,083)
                                                ---------------      -----------

Cash flow from financing activites:
 Owner's cash used to pay related prty debts          (3,620)            (3,620)
Principal payments on long-term debt                  (3,408)            (3,165)
                                                 ---------------     -----------
net cash provided(used) by financing activites        (7,028)            (6,785)
                                                 ---------------     -----------
Net increase(decreae) in cash and equivalents          3,732             (2,679)
Cash and equivalents,beginning of year                 5,020              7,699
                                                  --------------      ----------
Cash and equivalents, end of year                      8,752              5,020
                                                $   =============  $  ==========

Supplemental discolsures of cash flow information:
Cash paid during the year for:
Interest expense                                $     140,966       $   141,248
                                                   =============    ============


               SEE AUDITOR'S REPORT NOTES TO FINANCIAL STATEMENTS.

                       AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE A - NATURE OF OPERATIONS

AIRPORT ROAD ASSOCIATES, LIMITED was organized as a limited partnership to develop, construct, own, maintain and operate a 40-unit rental housing project for persons of low and moderate income pursuant to Sections 515 (b) and 521 of the Housing Act of 1949, as amended, which provides for interest and rental subsidies. The project is located in Slidell, Louisiana . The major activities of the partnership are governed by the partnership agreement and the Rural Housing Service (RHS), formerly the Farmers' Home Administration. Annual distributions to the partners are limited by RHS regulations to 8% of the borrower's initial capital investment of $45,300. Undistributed amounts may accumulate for payment the following year.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Basis of Accounting

The financial statements of the partnership are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles.

Cash and Cash Equivalents

For purposes of statements of cash flows, cash and cash equivalents represent unrestricted cash and certificates of deposit with original maturities of 90 days or less. The carrying amount approximates fair value because of the short period to maturity of the instruments.

Cash and Other Deposits

All bank balances of deposits, up to $100,000 in amount, as of December 31, 2000 are deposited in institutions insured by the FDIC. Account balances over $100,000 have been collateralized with the Federal Reserve.

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalization and Depreciation

Land, buildings and improvements are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations.

Tenants' Security Deposits

Tenants' security deposits are held in a separate bank account in the name of the project. At December 31, 2000 this account was funded in an amount equal to the security deposit liability.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Rental Income

Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are operating leases.


NOTE C - PARTNERS' CAPITAL CONTRIBUTIONS

The partnership has two general partners - Clifford E. Olsen and Olsen Securities Corp., and one special limited partner - WNC Housing Tax Credit Fund II LP. Each general partner and the special limited partner have made capital contributions of $45,300 and $333,700, respectively.

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE D - ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE E - LONG-TERM DEBT

The project is financed by a 50-year mortgage payable to RHS in the original amount of $1,465,473. The 9.75% mortgage is payable in monthly installments of $3,095 through February 23, 2040. The partnership has entered into an interest subsidy agreement with RHS which effectively reduces the interest rate to approximately 1% over the term of the loan. Monthly payments to RHS of $3,109 are required under the terms of the mortgage.

The liability of the partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

In accordance with the loan agreement with RHS, a reserve for replacements is to be funded $14,627 annually until the account reaches a balance of $146,270. The required amount of reserves as of December 31, 2000, amounted to $86,453. The amount on hand at December 31, 2000, was $137,117 which was funded. See Item D on page 19.

The apartment project is pledged as collateral for the mortgage. The mortgage loan is nonrecourse debt secured by deeds of trust on the related real estate.

Aggregate maturities of long-term debt for the next five years are as follows:

                           December 31, 2001                        $      3,360
                                                   2002                    3,650
                                                   2003                    3,900
                                                   2004                    4,250
                                                   2005                    4,500
                                            and Thereafter             1,424,475
                                                                       ---------

                                            Total                     $1,444,135
                                                                      ==========

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE E - LONG-TERM DEBT (CONTINUED)

The fair value of the mortgage note payable is estimated based on the current rates offered to the project for debt of the same remaining maturities. At December 31, 2000, the fair value of the mortgage approximates the amount recorded in the financial statements.


NOTE F - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Management Fee

In accordance with the partnership agreement, the partnership paid OSC Management, Inc., an affiliate of the general partner, management fees of $15,645 in 2000 and $15,855 in 1999 for services rendered in connection with the leasing and operation of the project. The fee for its services is equal to 9.65% in 2000 and 9.70% in 1999 of the project's gross rental income.

Amounts Due to Related Parties

Amounts due to related parties at December 31, 2000 and 1999, consist of the following:

                                                         2000            1999
                                                          ----              ----

General partner-non-interest bearing working
 capital loans                                          $24,539         $28,159
                                                        -------        ---------

                                                        $24,539         $28,159
                                                        ========       ========


The amounts due to related parties at December 31, 2000 are unsecured, without interest, have no repayment schedule, and may be repaid only with RECD approval or from use of owners return. These loans are not due on demand and are not expected to require the use of existing current assets, and accordingly, are reported as noncurrent.

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE G - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

Ownership is 5% to the general partner and 95% to the limited partners. Profits and losses are distributed as outlined in the partnership agreement.

Distributable  cash flow is defined in the  partnership  agreement as the sum of
all  cash  receipts  less  cash  disbursements  for  operating   activities  and
replacement reserve funding.

During 2000 and 1999, $3,620 and $3,620, respectively, was distributed as owners' cash, and used to pay principal and interest on other long-term debt.


NOTE H - ADVERTISING

The partnership incurred advertising costs of $69 in 2000 and $19 in 1999. These costs are expensed in the financial statements as incurred.

                    SUPPLEMENTAL INFORMATION REQUIRED BY RHS

                       PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants








                   INDEPENDENT AUDITOR'S REPORT ON INFORMATION
                   ACCOMPANYING THE BASIC FINANCIAL STATEMENTS





To the Partners
AIRPORT ROAD ASSOCIATES, LIMITED



Our audit of the 2000 financial statements presented in the preceding section of this report was for the purpose of forming an opinion on such financial statements taken as a whole. The accompanying information shown on the following pages is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the 2000 basic financial statements taken as a whole.




Metairie, Louisiana
February 10, 2001






   Telephone (504) 837-0770                  Telephone (504) 522-0504
   Fax (504) 837-7102                        Fax (504) 837-710
                                    Member of
 IGAF - International Group of                 Member Firms in Principal Cities
         Accounting Firms
   AICPA SEC Practice Sect

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.052-721132657

                             STAMENTS OF CASH FLOWS

                  FOR the years ended  December 31,200 and 1999


                                                     2000           1999

A. SCHEDULES OF OPERATING AND MAINTENANCE, UTILITIES,
   ADMINISTRATIVE, TAXS AND INSURANCE


REPAIRS AND MAINTENANCE

MAINTENANCE & REPAIRS- PAYROLL                      $    15,172      $   12,614
MAINTENANCE & REPAIRS- SUPPLY                               847               0
MAINTENANCE & REPAIRS- CONTRACT                          15,320           6,975
PAINTING & DECORATING                                     9,302           7,499
GROUND MAINTENANCE                                        6,407          10,952
SERVICES (EXTERMINATING AND CUSTODIAN)                    1,933           1,483
FURNITURE REPLACEMENT AND APPLIANCES                     27,738          16,186
OTHER OPERTING EXPENSES(INDUSTRY INTERFAC)                  115             998
                                                   -------------    ------------
                              Total                 $    76,834      $   56,707
                                                   ============     ============
UTILITIES
ELECTRICITY                                         $     6,351      $    4,983
WATER                                                     5,664           6,004
GAS AND SEWERAGE                                          5,962           6,240
GARBAGE                                                   3,351           3,144
                                                    -----------    ------------
                                      Total         $    21,328      $   20,371
ADMINISTRATIVE                                      ===========    =============
SITE MANAGER PAYROLL                                $     8,400      $    7,888
MANAGEMENT FEE                                           15,645          15,680
PROJECT AUDITING EXPENSES                                 2,946           2,977
LEGAL EXPENSES                                              838              94
ADVERTISING                                                  69              19
TELEPHONE                                                 1,433           1,257
OFFICE EXPENSES                                           2,992           3,553
OFFICE FURNITURE & EQUIPMENT                                  0             152
TRAINING EXPENSES                                           420             300
HEALTH INSURANCE                                          3,141           1,673
PAYROLL TAXES                                             1,441           1,212
WORKMAN'S COMPENSATION                                      366             250
                                                     -----------    ------------
                             Total                     $ 37,691         $ 35,055
                                                     ===========    ============

                        RHS PROJECT NO.052-721132657

                             STAMENTS OF CASH FLOWS

                  FOR the years ended  December 31,200 and 1999


                                                     2000           1999


TAXS AND INSURANCE

REAL ESTATE TAXES                                  $    7,948         $   7,906
SPECIAL ASSESSMENT (AUDIT)                                280                 0
OTHER TAXES AND PERMITS                                    10               165
PROPERTY AND LIABILTY INSURANCE                         4,000             3,584
FIDELITY COVERAGE INSURANCE                               272               260
                                                    ----------          --------
                                     TOTAL         $   12,510         $  11,915
                                                   ===========        ==========

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000




B.  SCHEDULE OF ACCOUNTS RECEIVABLE - NONE


C.  SCHEDULE OF ACCOUNTS PAYABLE EXCEEDING 30 DAYS - NONE


D.  SCHEDULE OF RESERVE FUNDING


         Annual Funding Required by Loan Agreement                             $       14,627
                                                                               ==============

         Beginning Balance                                                      $     144,286
         Actual funding including interest income                                      17,809
         Amount of Withdrawals approved by Rural Development
         Actual amount of withdrawals:
                  1.  Capital items                                                   (24,978)
                  2.  O & M Expenses                                                        0
                                                                           ------------------

         Reserve balance at year end                                                  137,117
         Fully funded balance per loan agreement                                       86,453
                                                                                 -------------

         Excess (Underfunded) reserve on hand                                   $      50,664
                                                                                =============


E.       SCHEDULE OF INSURANCE COVERAGE

                                      Name of                 Amount of                 Expiration
                           Insurance Company                  Coverage                    Date

Property          Acordia of Illinois                        $1,318,947                 July, 2001
Liability                  Acordia of Illinois                1,000,000                 July, 2001
Liability Umbrella         Acordia of Illinois                5,000,000                 July, 2001
Fidelity                   Acordia of Illinois                  750,000                 July, 2001
    All policies have been renewed.
F.  SCHEDULE OF DELINQUENT REAL ESTATE TAXES - NONE


                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000




G.  SCHEDULE OF RENTAL INFORMATION:

                                  Market             Basic             Number of
                                  Rate               Rate                 Units         Total

Two Bedroom                       $588               $359                   $40         $172,320
                                                                                        --------

         Total                                                                          $172,320
                                                                                        ========

         Number of Units:                            40

         Number Occupied at year end:                38

         Occupancy rate for the year:                93.13%

         Occupancy rate at year end:                 95.00%


H.       SCHEDULE OF OWNERSHIP:                                                      Percentage
                                                                                        of
         Name                       Position         Address                         Ownership

Olsen Securities Corp.     General Partner  2701 Houma Blvd.
                                                              Metairie, LA              4.5%
Clifford E. Olsen          General Partner  2701 Houma Blvd.
                                                              Metairie, LA               .5%
WNC housing Tax            Limited Partner  3158 Redhill Costa
Credit Fund                                                   Mesa, CA                   95%

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000




I.  SCHEDULE OF ALLOWED RETURN TO OWNER:

         Line 31, Form 1930-7                                                   $   5,020
         Line 23, Form 1930-7                                                       3,620
                                                                                 --------

                Subtotal                                                            8,640
         Adjustments for Increase (Decrease) in Accounts Receivable                     0

         Adjustments for Increase (Decrease) in Accounts Payable                   (5,429)
                                                                                ----------

                  Subtotal                                                           3,211
         Less:  Adjustments for prior Reserve Withdrawal for O&M which
                  must be replaced before Return to Owner distribution                   0
                                                                                ----------

         Balance available for return to owner                                  $    3,211
                                                                                ==========

         Amount allowed for return to owner per Loan Agreement                  $    3,624
                                                                                ==========

         Actual return to owner distributed                                     $    3,620
                                                                                ==========


J. SCHEDULE OF PHYSICAL CONDITION OF PROPERTY BASED UPON LATEST HUD PHYSICAL INSPECTION FORM 9822, COMPLETED BY THE RHS CONSTRUCTION ANALYST (WILL BE FURNISHED BY MANAGEMENT COMPANY)


K.       SCHEDULE OF FINANCIAL INSTITUTIONS:

         Name                       Location         Bank Accounts     Balance

         Bank One          New Orleans, LA           Operating          $  8,552
         Bank One          New Orleans, LA        Security Deposit        11,835
         Bank One          New Orleans, LA           Escrow                1,200
         First Bank & Trust         New Orleans, LA  Reserve             137,117

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


L.       SCHEDULE OF RECONCILIATION OF ACCRUAL TO CASH ACCOUNTING:

                                                                                                2000
         Addition (Subtractions):
                  Tenant rent receivable                                        $       0
                  Rental assistance receivable                                          0
                  Other receivables                                                     0
                  Real estate taxes payable                                             0
                  Prepaid insurance                                                   (451)
                  Other payables                                                     6,247
                                                                                ----------

         Accrual adjustment per line 32 of
            Form 1930-7                                                         $  5,796
                                                                                ========

M.  SCHEDULE OF LIMITED PARTNERSHIP'S STANDING WITH SECRETARY OF
STATE:
                                IN GOOD STANDING


N.  SCHEDULE OF MANAGEMENT FEES RECEIVED:
                               (SEE ATTACHMENT B)


O.  BORROWER CERTIFICATIONS CONCERNING THE ANNUAL AUDIT
    REPORTS:
                               (SEE ATTACHMENT C)



                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


                                  ATTACHMENT B

                  Units             Units            Allowed  Management
Month             Vacant            Rented               Fee                         Fee           Amount
-----               -------           ------               ---                         ---           ------

January            3                 37                   X             $35.00           1,295
February           3                 37                   X             $35.00           1,295
March              3                 37                   X             $35.00           1,295
April              2                 38                   X             $35.00           1,330
May                3                 37                   X             $35.00           1,295
June               6                 34                   X             $35.00           1,190
July               3                 37                   X             $35.00           1,295
August             2                 38                   X             $35.00           1,330
September          1                 39                   X             $35.00           1,365
October            3                 37                   X             $35.00           1,295
November           2                 38                   X             $35.00           1,330
December           2                 38                   X             $35.00           1,330

Totals            33                447                   X             $35.00         $15,645
                  ==                ===                                =========       =======

Vacancy Rate % = Total Units Vacant/Total Number of Units

40 Revenue Producing Units at $ 35.00 per month per occupied unit based upon occupied units on the 1st day of each month.

100% Occupied is:                                                      $16,880
Earned Management Fees:                                                $15,645
Management Fees Collected:                                             $15,645
Previous Years Management Fees Collected
     this year:                                                    $         0

NOTE: The resident manager's unit is considered nonoccupied for management fee purposes unless they are paying normal rent.

The above figures are true and correct based upon the approved rate of compensation as stated in the approved Management Agreement.


Borrower/Management Agent _____________________________________________
                                                                 OSC Management

                        AIRPORT ROAD ASSOCIATES, LIMITED
                        RHS PROJECT NO.: 22-052-721132657

                     SUPPLEMENT INFORMATION REQUIRED BY RHS

                                December 31, 2000


                                  ATTACHMENT C



                             CERTIFICATE OF BORROWER



The information provided by AIRPORT ROAD ASSOCIATES, LIMITED to Pailet, Meunier, and LeBlanc, LLP, Certified Public Accountants, for the preparation of the 2000 annual audit to which this certification is attached is hereby certified to be true and correct, and it is further certified that the handling of the reserve account, the operation and maintenance account, rental receipts, and interest credit by AIRPORT ROAD ASSOCIATES, LIMITED was in accordance with the USDA, Rural Development regulations.

                  Done this ___________ day of _______________, 2001.

                           By:  ______________________________________________
                                            General Partner

                       PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants




                         INDEPENDENT AUDITOR'S REPORT ON
                                INTERNAL CONTROL


To the Partner
AIRPORT ROAD ASSOCIATES LIMITED


         We have audited the financial statements of AIRPORT ROAD ASSOCIATES LIMITED as of and for the year ended December 31, 2000 and have issued our report thereon dated February 10, 2001.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The  management  of  AIRPORT  ROAD   ASSOCIATES   LIMITED  is  responsible   for
establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal controls are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations in any internal control structure, errors or fraud may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design of controls may deteriorate.

In planning and performing our audit of the financial statements of AIRPORT ROAD ASSOCIATES LIMITED for the year ended December 31, 2000, we obtained an understanding of internal control. With respect to internal control, we obtained an understanding of the design of relevant controls and whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide an opinion on internal control. Accordingly, we do not express such an opinion.

             3421 N. Cause770                  Telephone (504) 522-0504
   Fax (504) 837-7102                        Fax (504) 837-710
                                    Member of
 IGAF - International Group of                 Member Firms in Principal Cities
         Accounting Firms
   AICPA SEC Practice Se

         In connection therewith, we have also made a study of those internal accounting controls and administrative control procedures comprehended in Paragraph XIII of Exhibit B - Multiple Housing Management Handbook, which is set forth in Part 1930, Subpart C Title 7CFR. Our study included tests of compliance with such procedures.

         Our consideration of the internal control structure would not necessarily disclose all matters of internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

         This report is intended for the information of the audit committee, management, and the Rural Housing Service. However, this report is a matter of public record and its distribution is not limited.


/s/PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
February 10, 2001

                       PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants





                   INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE



To the Partners
AIRPORT ROAD ASSOCIATES, LIMITED


         We have audited the financial statements of AIRPORT ROAD ASSOCIATES, LIMITED as of and for the year ended December 31, 2000, and have issued our report thereon dated February 10, 2001.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

         Compliance with laws, regulations, contracts, and grants applicable to AIRPORT ROAD ASSOCIATES, LIMITED is the responsibility of AIRPORT ROAD ASSOCIATES, LIMITED 's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of AIRPORT ROAD ASSOCIATES, LIMITED 's compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

         We also considered those compliance matters regarding types of services allowed or unallowed, eligibility, matching, level of effort and earmarking, reporting and special tests and provisions comprehended in Attachment 2 of the
U. S. Department of Agriculture, Farmers Home Administration Audit Program Handbook, dated December, 1989.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards or RHS requirements.



             3421 N. CausN. Cause770                  Telephone (504) 522-0504
   Fax (504) 837-7102                        Fax (504) 837-710
                                    Member of
 IGAF - International Group of                 Member Firms in Principal Cities
         Accounting Firms
   AICPA SEC Practice Se

         This report is intended for the information of management and the Department of Agriculture, Rural Housing Service. However, this report is a matter of public record and its distribution is not limited.




Metairie, Louisiana
February 10, 2001