Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2001-08-13
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                    For the quarterly period ended June 30, 2001

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001



PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

               Balance Sheets
                       June 30, 2001 and March 31, 2001.................... ...3

               Statements of Operations
                       For the three months ended June 30, 2001 and 2000.......4

               Statement of Partners'Deficit
                       For the three months ended June 30, 2001................5

               Statements of Cash Flows
                       For the three months ended June 30, 2001 and 2000.......6

               Notes to Financial Statements ..................................7

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... ...13

      Item 3. Quantitative and Qualitative Disclosures About Market Risk......14

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................14

      Item 4. Submission of Matters to a Vote of Security Holders.............14

      Item 6. Exhibits and Reports on Form 8-K................................14

      Signatures .............................................................15

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                       June 30, 2001               March 31, 2001
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              140,595       $             136,626
Investments in limited partnerships, net (Note 2)                               594,000                     622,522
                                                                   ----------------------       ---------------------
                                                                 $              734,595       $             759,148
                                                                   ======================       =====================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,369,701       $           1,335,561
                                                                   ----------------------       ---------------------
Partners' deficit:
   General Partner                                                              (65,893)                    (65,306)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                               (569,213)                   (511,107)
                                                                   ----------------------       ---------------------
Total partners' equity (deficit)                                               (635,106)                   (576,413)
                                                                   ----------------------       ---------------------
                                                                 $              734,595       $             759,148
                                                                   ======================       =====================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                    Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                  2001                                2000
                                                                  Three                              Three
                                                                 Months                              Months
                                                       ----------------------------        ---------------------------
Interest income                                      $                       1,096       $                      1,652
                                                       ----------------------------        ---------------------------
Operating expenses:
   Amortization (Note 2)                                                     2,896                              5,338
   Asset management fees (Note 3)                                           36,226                             36,223
   Legal and accounting                                                      1,704                              1,853
   Other                                                                     1,775                              1,992
                                                       ----------------------------        ---------------------------

      Total operating expenses                                              42,601                             45,406
                                                       ----------------------------        ---------------------------

Loss from operations                                                       (41,505)                           (43,754)

Equity in losses of
   limited partnerships (Note 2)                                           (17,188)                           (45,718)
                                                       ----------------------------        ---------------------------

Net loss                                             $                     (58,693)      $                    (89,472)
                                                       ============================        ===========================

Net loss allocated to:
   General Partner                                   $                        (587)      $                       (895)
                                                       ============================        ===========================

   Limited Partners                                  $                     (58,106)      $                    (88,577)
                                                       ============================        ===========================

Net loss per weighted limited
  partner unit                                       $                          (8)      $                        (13)
                                                       ============================        ===========================

Outstanding weighted limited
  partner units                                                              7,000                               7,000
                                                       ============================        ===========================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2001
                                   (unaudited)

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------
Partners' equity (deficit)at March 31, 2001             $           (65,306)    $       (511,107)    $     (576,413)

Net loss                                                              (587)             (58,106)           (58,693)
                                                         -------------------     ----------------     --------------
Partners' equity (deficit)at June 30, 2001              $           (65,893)    $       (569,213)    $     (635,106)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                                 2001                   2000
                                                                          -------------------     ------------------
Cash flows from operating activities:

     Net loss                                                           $        (58,693)    $       (89,472)
     Adjustments to reconcile net loss to net
      cash used in operating activities:

        Equity in losses of limited partnerships                                  17,188              45,718

        Amortization                                                               2,896               5,338
        Change in accrued fees and expenses due to
        General Partner and affiliates                                            34,140              36,253
                                                                          -------------------     ------------------
Net cash used in operating activities                                             (4,469)             (2,163)
                                                                          -------------------     ------------------
Cash flows from investing activities:
     Distributions from limited partnerships                                       8,438               3,322
                                                                          -------------------     ------------------
Net cash provided by investing activities

Net increase in cash and cash equivalents                                          3,969               1,159
                                                                          -------------------     ------------------
Cash and cash equivalents, beginning of period                                   136,626             150,827
                                                                          -------------------     ------------------
Cash and cash equivalents, end of period
                                                                        $        140,595     $       151,986
                                                                          ===================     ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------
WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multifamily housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

The Partnership Agreement authorized the sale of up to 12,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on December 31, 1992, at which time 7,000 Units representing subscriptions in the amount of $7,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2001
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2001 and March 31, 2001, the Partnership had cash equivalents of $140,595 and $136,626, respectively.

Concentration of Credit Risk
----------------------------
At June 30, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassification
----------------
Certain Reclassifications have been made to the prior period to be consistent with the 2000 presentation.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership had acquired limited partnership interests in twenty-seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended, Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero would be recognized as income.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero would be recognized as income.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three months                For the Year
                                                                           Ended                           Ended
                                                                       June 30, 2001                  March 31, 2001
                                                                   ----------------------            ------------------
Investments in limited partnerships, beginning of period         $              622,522            $        1,049,680
Equity in losses of limited partnerships                                        (17,188)                     (402,233)
Distributions from limited partnerships                                          (8,438)                       (3,573)
Amortization of acquisition costs and
  syndication fees                                                               (2,896)                      (21,352)
                                                                   ----------------------            ------------------

Investments in limited partnerships, end of period               $              594,000            $          622,522
                                                                   ======================            ==================

                                       10

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2001 and 2000, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2001                          2000
                                                                           -------                       -----
Revenues                                                          $            775,000           $           934,000
                                                                    -------------------            ------------------
Expenses:
  Interest expense                                                             174,000                       349,000
  Depreciation & amortization                                                  213,000                       261,000
  Operating expenses                                                           540,000                       509,000
                                                                    -------------------            ------------------
     Total expenses                                                            927,000                     1,119,000
                                                                    -------------------            ------------------

Net loss                                                          $           (152,000)           $         (185,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $           (150,000)           $         (183,000)
                                                                    ===================            ==================

Net loss recorded by the Partnership                              $            (17,000)           $          (46,000)
                                                                    ===================            ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired,and the loss and recapture of the related tax credits could occur.

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,226 and $36,223 were incurred during each of the three months ended June 30, 2001 and 2000, respectively. The partnership paid $1,750 to the General Partner or its affiliates for those fees during the three months ended June 30, 2001 and $0 during the three months ended June 30, 2000.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2001
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                   June 30, 2001                March 31, 2001
                                                               -----------------------      ------------------------
 Asset management fee payable                                $             1,367,022      $              1,332,547
 Advances from WNC and  affiliates                                             2,679                         3,014
                                                               -----------------------      ------------------------
 Total related party payables                                $             1,369,701      $              1,335,561
                                                               =======================      ========================

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted of $141,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $594,000. Liabilities at June 30, 2001 consisted of $1,370,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(59,000), reflecting a decrease of $30,000 from the net loss experienced for the three months ended June 30, 2000 of $(89,000). The decrease in net loss is primarily due to equity in losses of limited partnerships which was decreased by $29,000 to $(17,000) for the three months ended June 30, 2001 from $(46,000), due to an increase in the number of investments going below zero. This decrease was a result of the Partnership recognizing certain losses of the Local Limited Partnerships, along with the decrease in equity in losses of limited partnerships there was a decrease in loss from operations of $(2,000) due to a reduction in amortization expense, for the three months ended June 30, 2001, to $(41,000) from $(43,000), for the three months ended June 30, 2000.

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net cash provided during the three months ended June 30, 2001 was $4,000 compared to a net cash provided for the three months ended June 30, 2000 of $1,000. The $3,000 increase was due primarily to an increase in cash distributed from limited partnerships.

During the three months ended June 30, 2001 accrued payables, which consist primarily of asset management fees due to the General Partner, decreased by $2,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant

By:  WNC & Associates, Inc.         General Partner of
                                    WNC Housing Tax Credit Fund II, L.P.






By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date: July 20, 2001






By:  /s/ Thomas J. Riha

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: July 20, 2001