Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2001-11-16
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                    For the quarterly period ended September 30, 2001

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

                               INDEX TO FORM 10-Q

                   For the Three and Six Months Ended September 30, 2001
                                        2


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
                September 30, 2001 and March 31, 2001..........................3

             Statements of Operations
                For the three and six months ended September 30, 2001 and 2000.4

             Statement of Partners' Deficit
                For the six months ended September 30, 2001............... ....5

             Statements of Cash Flows
                For the six months ended September 30, 2001 and 2000...........6

             Notes to Financial Statements ....................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................15

     Item 6. Exhibits and Reports on Form 8-K.................................15

     Signatures ..............................................................16

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                    September 30, 2001             March 31, 2001
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              128,113       $             136,626
Investments in limited partnerships, net (Note 2)                               551,917                     622,522
                                                                  ----------------------       ----------------------
                                                                 $              680,030       $             759,148
                                                                   ======================       ======================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,400,081       $           1,335,561
                                                                   ----------------------       ----------------------
Partners' deficit:
   General Partner                                                              (66,742)                    (65,306)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                               (653,309)                   (511,107)
                                                                   ----------------------       ----------------------
Total partners' deficit                                                        (720,051)                   (576,413)
                                                                   ----------------------       ----------------------
                                                                 $              680,030       $             759,148
                                                                   ======================       ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                         2001                                     2000
                                         --------------------------------------    ------------------------------------
                                               Three                Six                Three                 Six
                                              Months               Months              Months              Months
                                         ------------------   -----------------    ---------------     ----------------
Interest income                        $              790  $            1,886   $          1,522    $           3,174
                                         ------------------   -----------------    ---------------     ----------------
Operating expenses:
   Amortization (Note 2)                           17,316              20,212              5,338               10,676
   Asset management fees (Note 3)                  36,225              72,451             36,229               72,452
   Legal and accounting                            12,922              14,626             11,789               13,642
   Other                                                8               1,783              1,310                3,302
                                         ------------------   -----------------    ---------------     ----------------
      Total operating expenses                     66,471             109,072             54,666              100,072
                                         ------------------   -----------------    ---------------     ----------------
Loss from operations                              (65,681)           (107,186)           (53,144)             (96,898)
Equity in losses of
   limited partnerships (Note 2)                  (19,264)            (36,452)           (44,056)             (89,774)
                                         ------------------   -----------------    ---------------     ----------------
Net loss                               $          (84,945)  $        (143,638)   $       (97,200)    $       (186,672)
                                         ==================   =================    ===============     ================
Net loss allocated to:
   General Partner                     $             (849)  $          (1,436)   $          (972)    $         (1,867)
                                         ==================   =================    ===============     ================
   Limited Partners                    $          (84,096)  $        (142,202)   $       (96,228)    $       (184,805)
                                         ==================   =================    ===============     ================
Net loss per weighted limited
  partner unit                         $              (12)  $             (20)   $           (14)    $            (26)
                                         ==================   =================    ===============     ================
Outstanding weighted limited
  partner units                                     7,000               7,000              7,000                7,000
                                         ==================   =================    ===============     ================

    See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2001
                                   (unaudited)

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------

Partners' deficit at  March 31, 2001                   $           (65,306)    $    (511,107)       $    (576,413)

Net loss                                                            (1,436)         (142,202)            (143,638)
                                                         -------------------     ----------------     --------------
Partners' deficit at September 30, 2001                $           (66,742)    $    (653,309)       $    (720,051)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                                 2001                   2000
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (143,638)   $         (186,672)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                       36,452                89,774
        Amortization                                                                   20,212                10,676
        Change in accrued fees and expenses due to
        General Partner and affiliates                                                 64,520                73,829
                                                                          --------------------    ------------------
Net cash used in operating activities                                                 (22,454)              (12,393)
                                                                          --------------------    ------------------
Cash flows from investing activities:
     Distributions from limited partnerships                                           13,941                 3,322
                                                                          --------------------    ------------------
Net decrease in cash and cash equivalents                                              (8,513)               (9,071)
                                                                          --------------------    ------------------
Cash and cash equivalents, beginning of period                                        136,626               150,827
                                                                          --------------------    ------------------
Cash and cash equivalents, end of period                                $             128,113    $          141,756
                                                                          ====================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
TAX PAID                                                                 $                800    $              800
                                                                         ==================== =    =================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results, for the three and six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further in formation, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2001 and March 31, 2001, the Partnership had cash equivalents of $125,000 and $129,950, respectively.

Concentration of Credit Risk
----------------------------
At September 30, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)
NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership had acquired limited partnership interests in twenty-seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Six Months                 For the Year
                                                                           Ended                           Ended
                                                                    September 30, 2001                March 31, 2001
                                                                   ----------------------            ------------------
Investments per balance sheet, beginning of period               $              622,522            $        1,049,680
Equity in losses of limited partnerships                                        (36,452)                     (402,233)
Distributions received                                                          (13,941)                       (3,573)
Amortization of capitalized acquisition fees and costs                          (20,212)                      (21,352)
                                                                   ----------------------            ------------------
Investments per balance sheet, end of period                     $              551,917            $          622,522
                                                                   ======================            ==================


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the six months ended September 30, 2001 and 2000, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                                                            2001                          2000
                                                   -----------------------         -----------------------

Revenues                                           $          1,550,000            $       1,525,000
                                                   -----------------------         -----------------------
Expenses:
  Interest expense                                              348,000                      356,000
  Depreciation & amortization                                   426,000                      522,000
  Operating expenses                                          1,080,000                    1,017,000
                                                   -----------------------         -----------------------
Total expenses                                                1,854,000                    1,895,000
                                                   -----------------------         -----------------------
Net loss                                           $           (304,000)           $        (370,000)
                                                   =======================         =======================
Net loss allocable to the Partnership              $           (301,000)           $        (366,000)
                                                   =======================         =======================
Net loss recorded by the Partnership               $            (36,000)           $         (90,000)
                                                   =======================         =======================

Certain Local Limited Partnerships incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,451 and $72,452 were incurred during each of the six months ended September 30, 2001 and 2000, respectively. The partnership paid $4,916 to the General Partner or its affiliates for those fees during the six months ended September 30, 2001 and $4,167 during the six months ended September 30, 2000.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                  September 30, 2001              March 31, 2001
                                                                -----------------------       -----------------------

   Asset management fee payable                               $             1,400,081       $             1,332,547
   Advances from WNC                                                                -                         3,014
                                                                -----------------------       -----------------------
   Total accrued fees and expenses due to
       General Partner and affiliates                         $             1,400,081       $             1,335,561
                                                                =======================       =======================



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2001 consisted of $128,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $552,000. Liabilities at September 30, 2001 consisted of $1,400,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(85,000), reflecting a decrease of $12,000 from the net loss experienced for the three months ended September 30, 2000 of $(97,000). The decrease in net loss is primarily due to equity in losses of limited partnerships which was decreased by $25,000 to $(19,000) for the three months ended September 30, 2001 from $(44,000), which was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. This decrease was a result of the Partnership recognizing certain losses of the Local Limited Partnerships. Along with the decrease in equity in losses of limited partnerships, there was an increase in loss from operations of $13,000 due to the amortization of fees related to properties that reached zero balances during the three months ended September 30, 2001 to $(66,000) from $(53,000) for the three months ended September 30, 2000.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(144,000), reflecting a decrease of $43,000 from the net loss experienced for the six months ended September 30, 2000 of $(187,000). The decrease in net loss is primarily due to equity in losses of limited partnerships which was decreased by $53,000 to $(36,000) for the six months ended September 30, 2001 from $(89,000), which was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. Along with the decrease in equity in losses of limited partnerships, there was an increase in loss from operations of $10,000 due to the amortization of fees related to properties that reached zero balances during the six months ended September 30, 2001 to $(107,000) from $(97,000) for the six months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net cash used during the six months ended September 30, 2001 was $(9,000) compared to net cash used for the six months ended September 30, 2000 of $(9,000). There were no significant changes in cash flow for the periods ending September 30, 2001 and 2000.

During the six months ended September 30, 2001, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $65,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

By:  WNC Financial Group, L.P.      General Partner of the Registrant

By:  WNC & Associates, Inc.         General Partner of
                                    WNC Housing Tax Credit Fund II, L.P.






By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date: November 9, 2001






By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2001