Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2002-02-13
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Yes             No        X
    -----------    ------------------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

              For the Three and Nine Months Ended December 31, 2001


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    December 31, 2001 and March 31, 2001.......................3

                  Statements of Operations
                    For the three and nine months ended
                     December 31, 2001 and 2000................................4

                  Statement of Partners' Deficit
                    For the nine months ended December 31, 2001................5

                  Statements of Cash Flows
                    For the nine months ended December 31, 2001 and 2000.......6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                     December 31, 2001             March 31, 2001
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              124,504       $             136,626
Investments in limited partnerships, net (Note 2)                               540,488                     622,522
                                                                   ----------------------       ----------------------

                                                                 $              664,992       $             759,148
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,436,307       $           1,335,561
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (67,255)                    (65,306)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                               (704,060)                   (511,107)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                        (771,315)                   (576,413)
                                                                   ----------------------       ----------------------

                                                                 $              664,992       $             759,148
                                                                   ======================       ======================


                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                         2001                                     2000
                                         --------------------------------------    ------------------------------------
                                               Three                Nine               Three                Nine
                                              Months               Months              Months              Months
                                         ------------------   -----------------    ---------------     ----------------

Interest income                        $               765  $            2,651   $          1,428    $           4,602
                                         ------------------   -----------------    ---------------     ----------------


Operating expenses:
   Amortization (Note 2)                           (12,806)              7,406              5,338               16,014
   Asset management fees (Note 3)                   36,226             108,677             36,226              108,678
   Legal and accounting                              2,032              16,658              2,243               15,885
   Other                                             2,342               4,125              2,360                5,662
                                         ------------------   -----------------    ---------------     ----------------

      Total operating expenses                      27,794             136,866             46,167              146,239
                                         ------------------   -----------------    ---------------     ----------------

Loss from operations                               (27,029)           (134,215)           (44,739)            (141,637)

Equity in losses of
   limited partnerships (Note 2)                   (24,235)            (60,687)           (38,737)            (128,511)
                                         ------------------   -----------------    ---------------     ----------------

Net loss                               $           (51,264) $         (194,902)  $        (83,476)   $        (270,148)
                                         ==================   =================    ===============     ================

Net loss allocated to:
   General Partner                     $              (513) $           (1,949)  $           (835)   $          (2,701)
                                         ==================   =================    ===============     ================

   Limited Partners                    $           (50,751) $         (192,953)  $        (82,641)   $        (267,447)
                                         ==================   =================    ===============     ================

Net loss per weighted limited
  partner unit                         $                (7) $              (28)  $            (12)   $             (38)
                                         ==================   =================    ===============     ================

Outstanding weighted limited
  partner units                                      7,000               7,000              7,000                7,000
                                         ==================   =================    ===============     ================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)


                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------


Partners' deficit at  March 31, 2001                   $           (65,306)    $       (511,107)    $     (576,413)

Net loss                                                            (1,949)            (192,953)          (194,902)
                                                         -------------------     ----------------     --------------

Partners' deficit at December 31, 2001                 $           (67,255)    $       (704,060)    $     (771,315)
                                                         ===================     ================     ==============


                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)


                                                                                  2001                   2000
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (194,902)  $         (270,148)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                       60,687              128,511
        Amortization                                                                    7,406               16,014
        Change in accrued fees and expenses due to
          General Partner and affiliates                                              100,746              106,473
                                                                          --------------------    ------------------

Net cash used in operating activities                                                 (26,063)             (19,150)
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                          13,941                 3,322
                                                                          --------------------    ------------------

Net decrease in cash and cash equivalents                                            (12,122)              (15,828)
                                                                          --------------------    ------------------

Cash and cash equivalents, beginning of period                                       136,626               150,827
                                                                          --------------------    ------------------


Cash and cash equivalents, end of period                                $            124,504    $          134,999
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Tax Paid                                                        $                800    $               800
                                                                          ====================    ==================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results, for the three and nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). The general partners of WNC Financial Group, L.P. are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.01% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.



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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (see Note 2)

Offering Expenses
-----------------

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2001 and March 31, 2001, the Partnership had cash equivalents of $124,504 and $129,950, respectively.

Concentration of Credit Risk
----------------------------

At December 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Nine Months                For the Year
                                                                           Ended                           Ended
                                                                     December 31, 2001                March 31, 2001
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $              622,522            $        1,049,680
Equity in losses of limited partnerships                                        (60,687)                     (402,233)
Distributions received                                                          (13,941)                       (3,573)

Amortization of capitalized acquisition fees and costs                           (7,406)                      (21,352)
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $              540,488            $          622,522
                                                                   ======================            ==================


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


 NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
 -------------------------------------------------------

Selected financial information for the nine months ended December 31, 2001 and 2000, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2001                          2000
                                                                           ----                          ----

Revenues                                                          $          2,325,000           $        2,287,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                             522,000                      534,000
  Depreciation & amortization                                                  638,000                      783,000
  Operating expenses                                                         1,620,000                    1,526,000
                                                                    -------------------            -----------------
     Total expenses                                                          2,780,000                    2,843,000
                                                                    -------------------            -----------------

Net loss                                                          $           (455,000)          $         (556,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $           (451,000)          $         (550,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $            (61,000)          $         (129,000)
                                                                    ===================            =================

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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $108,677 and $108,678 were incurred during the nine months ended December 31, 2001 and 2000, respectively. The partnership paid $4,916 to the General Partner or its affiliates for those fees during the nine months ended December 31, 2001 and $7,750 during the nine months ended December 31, 2000.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                  December 31, 2001               March 31, 2001
                                                                -----------------------       -----------------------

   Asset management fee payable                               $             1,436,307       $             1,332,547
   Advances from WNC                                                                -                         3,014
                                                                -----------------------       -----------------------

   Total accrued fees and expenses due to

       General Partner and affiliates                         $             1,436,307       $             1,335,561
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at December 31, 2001 consisted of $125,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $540,000. Liabilities at December 31, 2001 consisted of $1,436,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations
---------------------

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(51,000), reflecting a decrease of $32,000 from the net loss experienced for the three months ended December 31, 2000 of $(83,000). The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships by $14,000 to $(24,000) for the three months ended December 31, 2001 from approximately $(38,000) for the three months ended December 31, 2000, which was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $18,000 due to the amortization of fees related to properties that reached zero balances during the three months ended December 31, 2001 to $(27,000) from $(45,000) for the three months ended December 31, 2000.

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(195,000), reflecting a decrease of $75,000 from the net loss experienced for the nine months ended December 31, 2000 of $(270,000). The decrease in net loss is primarily due to equity in losses of limited partnerships, which was decreased by $68,000 to $(61,000) for the nine months ended December 31, 2001 from $(129,000) for the nine months ended December 31, 2000. The decrease was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $7,000 due to the amortization of fees related to properties that reached zero balances during the nine months ended December 31, 2001 to $(134,000) from approximately $(141,000) for the nine months ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows
----------

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net cash used during the nine months ended December 31, 2001 was $(12,000), reflecting a change of approximately $4,000, compared to net cash used for the nine months ended December 31, 2000 of $(16,000). The change is due to an increase in distributions by $11,000 offset by an increase in cash used for operating expense of $7,000.

During the nine months ended December 31, 2001, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $101,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.
     General Partner of the Registrant

By:  WNC & Associates, Inc.
     General Partner of WNC Housing Tax Credit Fund II, L.P.






By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date:  February 6, 2002





By:  /s/ Thomas J. Riha

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 6, 2002