Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2002-06-13
CIK 860331

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR


      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X    No ___

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

As of March 31, 2002, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates and for the periods indicated:


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Airport Road                        Clifford E. Olsen,
Associates,            Slidell,     Olsen Securities
Limited                Louisiana    Corporation           $  334,000    $   334,000         40        97% $    695,000   $ 1,441,000

Am-Kent                Amite &
Associates,            Kentwood,    Olsen Securities
Ltd.                   Louisiana    Corporation              232,000        232,000         32       100%      585,000     1,111,000

                                    Western States Housing
Arizona I Limited      Showlow,     Corporation and Joe W.
Partnership            Arizona      Roberts Company          320,000        320,000         42        93%      617,000     1,477,000

Ashland Investment
Group, an Oregon       Ashland,     Ronald D.
Limited Partnership    Oregon       Bettencourt              300,000        300,000         40        97%      666,000     1,375,000

Brantley                            Thomas H. Cooksey and
Housing,               Brantley,    Apartment Developers,
Ltd.                   Alabama      Inc.                     108,000        108,000         19        79%      287,000       570,000

Brian's Village
Apartments, an                      Robert W. Green and
Oklahoma Limited       Mannford,    Emerald Development
Partnership.           Oklahoma     Co., Inc.                176,000        176,000         28       100%      374,000       751,000

Candleridge
Apartments of          Perry,
Perry,L.P.             Iowa         Eric A Sheldahl           93,000         93,000         23        96%      224,000       587,000

Candleridge
Apartments of          Runnells,
Runnells, L.P.         Iowa         Eric A. Sheldahl          58,000         58,000         15        93%      141,000       368,000


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                    Western States
Casa Allegre                        Housing Corporation,
Limited                Las Vegas,   ABO Corporation and
Partnership            New Mexico   Alan D. Nofsker          318,000        318,000         42        98%      635,000     1,368,000

Castroville Village,   Castroville, Doublekaye Corp and
Ltd.                   Texas        Gary L. Kersch           165,000        165,000         40        95%      426,000       938,000

Cherokee Square,       Rogersville, Douglas B. Parker and
L.P.                   Tennessee    Billy D. Cobb            202,000        202,000         31        94%      418,000       970,000

Divall Midland
Associates Limited     Port Washington,
Partnership II         Wisconsin    Gary J. DiVall           234,000        234,000         32        88%      489,000     1,149,000

Eclectic                            Thomas H. Cooksey and
Housing,               Eclectic,    Apartment Developers,
Ltd.                   Alabama      Inc.                      74,000         74,000         15       100%      216,000       406,000

Elizabeth Square       Raceland,    Olsen Securities
Associates, Ltd.       Louisiana    Corp.                    356,000        356,000         48       100%      748,000     1,459,000

Emory Capital,         Emory,       1600 Capital Company,
L.P.                   Texas        Inc.                      85,000         85,000         16        94%      175,000       367,000

Emory Manor,           Emory,       1600 Capital Company,
L.P.                   Texas        Inc.                     128,000        128,000         24        96%      206,000       548,000

Idalou Manor,          Idalou,      1600 Capital Company,
L.P.                   Texas        Inc.                     122,000        122,000         24       100%      290,000       615,000

Jefferson Capital,     Jefferson,   1600 Capital Company,
L.P.                   Texas        Inc.                     167,000        167,000         30        93%      269,000       709,000


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Jefferson Manor,       Jefferson,   1600 Capital Company,
L.P.                   Texas        Inc.                     179,000        179,000         32        97%      362,000       758,000

Lakeview Limited                    Thomas G. Larson,
Limited                Beaver Dam,  William H. Larson, and
Partnership            Wisconsin    Raymond L. Tetzlaff      264,000        264,000         40       100%      528,000     1,231,000

Littlefield Manor,     Littlefield, 1600 Capital Company,
L.P.                   Texas        Inc.                     117,000        117,000         24       100%      280,000       590,000

Perry County                        Thomas H. Cooksey and
Housing,               Uniontown,   Apartment Developers,
Ltd.                   Alabama      Inc.                      82,000         82,000         15        93%      215,000       436,000

Pine Hill                           Thomas H. Cooksey and
Housing,               Pine Hill,   Apartment Developers,
Ltd.                   Alabama      Inc.                     105,000        105,000         19        68%      267,000       556,000

Rociada Partners       Hereford,    Richard Lee (Rick)
Ltd.                   Texas        Brown                    154,000        154,000         28        89%      316,000       725,000

Wadley                              Thomas H. Cooksey and
Housing,               Wadley,      Apartment Developers,
Ltd                    Alabama      Inc.                      76,000         76,000         15        73%      213,000       436,000

Whitewater Woods                    Thomas G. Larson,
Limited                Whitewater,  William H. Larson, and
Partnership            Wisconsin    Raymond L. Tetzlaff      301,000        301,000         40        97%      603,000     1,287,000

Willcox Investment
Group, an Arizona      Willcox,
Limited Partnership    Arizona      John P. Casper           246,000        246,000         30        97%      490,000     1,052,000
                                                         ------------   -----------       -----      ----  -----------  ------------
                                                         $ 4,996,000    $ 4,996,000        784        90%  $10,735,000  $ 23,280,000
                                                         ============   ===========       =====      ====  ===========  ============

                                             -----------------------------------------------------------------------
                                                              For the year ended December 31, 2001
                                             -----------------------------------------------------------------------
                                                                                                Low Income Housing
                                                                                                 Credits Allocated
                 Partnership Name        Rental Income       Net Income(Loss)                       to Partnership
--------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited            $166,000           $ (65,000)                              99%

Am-Kent Associates, Ltd.                     137,000             (73,000)                              99%

Arizona I Limited Partnership                165,000             (24,000)                              99%

Ashland Investment Group, an
Oregon Limited Partnership                   159,000              (7,000)                              99%

Brantley Housing, Ltd.                        63,000              (4,000)                              99%

Brian's Village Apartments, an
Oklahoma Limited Partnership.                110,000             (24,000)                              99%

Candleridge Apartments of
Perry, L.P.                                  124,000             (14,000)                              99%

Candleridge Apartments of
Runnells, L.P.                                90,000             (13,000)                              99%

Casa Allegre Limited Partnership             171,000             (15,000)                              99%

Castroville Village, Ltd.                    162,000             (45,000)                              99%

Cherokee Square, L.P.                         89,000             (25,000)                              99%

Divall Midland Associates
Limited Partnership II                       129,000             (41,000)                              99%

Eclectic Housing, Ltd.                        48,000              (2,000)                              99%

Elizabeth Square Associates,
Ltd.                                         170,000             (61,000)                              99%

Emory Capital, L.P.                           57,000              (5,000)                              99%

Emory Manor, L.P.                             81,000             (13,000)                              99%

Idalou Manor, L.P.                            83,000             (16,000)                              99%

Jefferson Capital, L.P.                       97,000              (2,000)                              99%

Jefferson Manor, L.P.                         98,000              (9,000)                              99%

Lakeview Limited Partnership                 152,000             (28,000)                              99%

Littlefield Manor, L.P.                       79,000             (12,000)                              99%

                                             -----------------------------------------------------------------------
                                                              For the year ended December 31, 2001
                                             -----------------------------------------------------------------------
                                                                                                Low Income Housing
                                                                                                 Credits Allocated
                 Partnership Name        Rental Income       Net Income(Loss)                       to Partnership
--------------------------------------------------------------------------------------------------------------------
Perry County Housing, Ltd.                    45,000             (11,000)                              99%

Pine Hill Housing, Ltd.                       59,000             (10,000)                              99%

Rociada Partners Ltd.                        139,000             (28,000)                              99%

Wadley Housing, Ltd.                          42,000             (18,000)                              99%

Whitewater Woods Limited
Partnership                                  172,000             (35,000)                              99%

Willcox Investment Group, an
Arizona Limited Partnership                  116,000             (21,000)                              99%
                                         -----------           ----------
                                         $3,003,000            $(621,000)
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

(b)  At March 31, 2002, there were 583 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                             March 31                              December 31
                         --------------------------------------------------  ------------------------
                               2002         2001         2000         1999         1998         1997
                         -----------  -----------  -----------  -----------  -----------  -----------
ASSETS
Cash and cash
equivalents            $    127,554 $    136,626 $    150,827 $    175,658 $    175,192 $    181,313
Investments in
   limited
   partnerships, net        418,246      622,522    1,049,680    1,460,945    1,533,952    1,828,770
                         -----------  -----------  -----------  -----------  -----------  -----------
                       $    545,800 $    759,148 $  1,200,507 $  1,636,603 $  1,709,144 $  2,010,083
                         ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES
Accrued fees and
   expenses due to
   general partner
   and affiliates      $  1,473,564 $  1,335,561 $  1,194,613 $  1,055,204 $  1,019,071 $    871,377

PARTNERS' (DEFICIT)
   EQUITY                  (927,764 )   (576,413 )      5,894      581,399      690,073    1,138,706
                         -----------  -----------  -----------  -----------  -----------  -----------
                       $    545,800 $    759,148 $  1,200,507 $  1,636,603 $  1,709,144 $  2,010,083
                         ===========  ===========  ===========  ===========  ===========  ===========

                                       10

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                                  For the Years Ended              For the Three Months       For the Years Ended
                                        March 31                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------   ----------   -----------   ----------   ----------   -----------
                                                                               (Unaudited

Loss from operations    $   (163,302)   (180,074) $   (190,926) $    (46,381) $   (40,643) $  (181,052) $   (173,718)
Equity in loss from
   limited
   partnerships             (188,049)   (402,233)     (384,579)      (62,293)     (70,760)    (267,581)     (143,021)
                          -----------  -----------   ----------   -----------   ----------- ----------   -----------

Net loss                $   (351,351)   (582,307) $   (575,505) $   (108,674) $  (111,403) $  (448,633) $   (316,739)
                          ===========  ===========   ==========   ===========   ==========   ==========   ===========
Net loss allocated to:
   General partner      $     (3,514)     (5,823) $     (5,755) $     (1,087) $    (1,114) $    (4,486) $     (3,167)
                          ===========  ===========   ==========   ===========   ==========   ==========   ===========
   Limited partners     $   (347,837)   (576,484) $   (569,750) $   (107,587) $  (110,289) $  (444,147) $   (313,572)

                          ===========  ===========   ==========   ===========    ==========   ==========   ==========
Net loss per limited
   partner unit         $     (49.69)     (82.35) $     (81.39) $     (15.37) $    (15.76) $    (63.45) $     (44.80)
                          ===========  ===========   ==========   ===========   ==========   ==========   ==========
  Outstanding
   weighted limited
   partner units               7,000       7,000         7,000         7,000        7,000        7,000         7,000
                          ===========  ===========   ==========   ===========   ==========   ==========   ===========

                                  For the Years Ended              For the Three Months       For the Years Ended
                                        March 31                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                               (Unaudited

Net cash provided by
   (used in):
   Operating
activities              $    (16,958) $   (17,774) $    (30,165) $    (4,910) $     3,849  $   (12,006)$    (39,229)
   Investing
activities                     7,886        3,573         5,334        5,376        2,545        5,885       12,239
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net change in cash
  and cash equivalents        (9,072)     (14,201)      (24,831)         466        6,394       (6,121)     (26,990)

Cash and cash
  equivalents,
  beginning of period        136,626      150,827       175,658      175,192      181,313      181,313      208,303
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Cash and cash
  equivalents, end of
  period                $    127,554  $   136,626  $    150,827  $   175,658  $   187,707  $   175,192 $    181,313
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

Low Income Housing Credit per Unit was as follows for the year ended December31:

                             2002           2001             2000              1999             1998              1997
                          ------------   ------------   ---------------    -------------    --------------    -------------
Federal                 $          54  $         120  $            145   $          145   $           145   $          145
State                               -              -                 -                -                 -                -
                          ------------   ------------   ---------------    -------------    --------------    -------------
Total                   $          54  $         120  $            145   $          145   $           145   $          145
                          ============   ============   ===============    =============    ==============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $128,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $418,000. Liabilities at March 31, 2002 primarily consisted of $1,472,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(351,000), reflecting a decrease of $231,000 from the net loss experienced for the year ended March 31, 2001. The decrease in net loss is primarily due to the decrease in the equity in losses from limited partnerships which decreased by $214,000 to $(188,000) for the year ended March 31, 2002 from $(402,000) for the year ended March 31, 2001 due to a reduction of the write-off of acquisition fees and costs in the current year related to the investments that have reached a zero balance, along with a decrease in loss from operations which decreased by $17,000 to $(163,000) for the year ended March 31, 2001 from $(180,000) for the year ended March 31, 2001 due to lower operating expenses.

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

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(9,000), compared to net cash used for the year ended March 31, 2001 of $(14,000). The reduction in cash used was due primarily to an increase in distributions from limited partnerships.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(14,000), compared to net cash used for the year ended March 31, 2000 of $(25,000). The change was due primarily to a decrease in cash paid to the General Partner or affiliates.

During the years ended March 31, 2002, 2001 and 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $138,000, $141,000 and $139,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 59% and 62%, of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/BDO SEIDMAN, LLP
                                                    BDO SEIDMAN, LLP

Orange County, California
May 28, 2002

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                           March 31
                                                                 ------------------------------
                                                                     2002             2001
                                                                 --------------   -------------
ASSETS

Cash and cash equivalents                                      $       127,554  $      136,626
Investments in limited partnerships, net (Notes 2 and 3)               418,246         622,522
                                                                 --------------   -------------
                                                               $       545,800  $      759,148
                                                                 ==============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                       $     1,473,564  $    1,335,561
                                                                 --------------   -------------
Commitments and contingencies

Partners' equity (deficit):
    General partner                                                    (68,820)        (65,306)
    Limited partners (12,000 units authorized; 7,000 units
     issued and outstanding)                                          (858,944)       (511,107)
                                                                 --------------   -------------
      Total partners' equity (deficit)                                (927,764)       (576,413)
                                                                 --------------   -------------
                                                               $       545,800  $      759,148
                                                                 ==============   =============

                 See accompanying notes to financial statements
                                       14

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                          For the Years Ended
                                                               March 31
                                           ------------------------------------------------
                                               2002              2001             2000
                                           --------------    -------------    -------------
Interest income                          $         3,192   $          701   $        5,418
Distribution income                               12,032            5,549            2,500
Dividend income                                        -            5,134            3,029
                                           --------------    -------------    -------------
    Total income                                  15,224           11,384           10,947
                                           --------------    -------------    -------------
Operating expenses:
   Amortization (Notes 2 and 3)                    8,341           21,352           21,352
   Asset management fees (Note 3)                144,902          144,904          144,902
   Other                                          25,283           25,202           35,619
                                           --------------    -------------    -------------
    Total operating expenses                     178,526          191,458          201,873
                                           --------------    -------------    -------------
Loss from operations                            (163,302)        (180,074)        (190,926)

Equity in losses of limited
    partnerships (Note 2)                       (188,049)        (402,233)        (384,579)
                                           --------------    -------------    -------------
Net loss                                 $      (351,351)  $     (582,307)  $     (575,505)
                                           ==============    =============    =============
Net loss allocated to:
   General partner                       $        (3,514)  $       (5,823)  $       (5,755)
                                           ==============    =============    =============
   Limited partners                      $      (347,837)  $     (576,484)  $     (569,750)
                                           ==============    =============    =============
Net loss per limited partnership unit    $        (49.69)  $       (82.35)  $       (81.39)
                                           ==============    =============    =============
Outstanding weighted limited partner
  units                                            7,000            7,000            7,000
                                           ==============    =============    =============


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000


                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 1999              $        (53,728)  $        635,127   $        581,399

Net loss                                                            (5,755)          (569,750)          (575,505)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000                       (59,483)            65,377              5,894

Net loss                                                            (5,823)          (576,484)          (582,307)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2001                                (65,306)          (511,107)          (576,413)

Net loss                                                            (3,514)          (347,837)           351,351)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2002                       $        (68,820)  $       (858,944)  $       (927,764)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                       For the Years Ended March 31
                                               ------------------------------------------------
                                                   2002             2001              2000
                                               -------------    --------------    -------------
Cash flows from operating activities:
   Net loss                                  $     (351,351)  $      (582,307)  $     (575,505)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                     8,341            21,352           21,352
     Equity in losses of limited
       partnerships                                 188,049           402,233          384,579
     Increase in accrued fees and
       expenses due to general partner
       and affiliates                               138,003           140,948          139,409
                                               -------------    --------------    -------------
Net cash used in operating activities               (16,958)          (17,774)         (30,165)
                                               -------------    --------------    -------------
Cash flows from investing activities:
   Distributions from limited
     partnerships                                     7,886             3,573            5,334
                                               -------------    --------------    -------------
Net decrease in cash and
  cash equivalents                                   (9,072)          (14,201)         (24,831)

Cash and cash equivalents, beginning of
   period                                           136,626           150,827          175,658
                                               -------------    --------------    -------------
Cash and cash equivalents, end of period     $      127,554   $       136,626   $      150,827
                                               =============    ==============    =============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

     Taxes paid                              $          800   $           800   $          800
                                               =============    ==============    =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. WNC & Associates, Inc. ("WNC") and Wilfred N. Cooper, Sr. are the partners of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC.

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

                For The Years Ended March 31, 2002, 2001 and 2000



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

Losses from Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3).

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had cash equivalents of $0 and $129,950, respectively.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained a cash balance at a financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all years presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

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

The Partnership's investment in Local Limited Partnerships shown in the balance sheets at March 31, 2002 and 2001 are approximately $1,884,000 and $1,462,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. Capitalized costs are being amortized over 30 years. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2002 and 2001, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2002, 2001 and 2000 amounting to approximately $430,845, $209,414 and $373,135, respectively, have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $1,681,940.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years Ended March 31
                                                                 -------------------------------------------------
                                                                     2002             2001              2000
                                                                 --------------   --------------    --------------
Investments per balance sheet, beginning of period             $       622,522  $     1,049,680   $     1,460,945
Equity in losses of limited partnerships                              (188,049)        (402,233)         (384,579)
Distributions received from limited partnerships                        (7,886)          (3,573)           (5,334)
Amortization of capitalized acquisition fees and costs                  (8,341)         (21,352)          (21,352)
                                                                 --------------   --------------    --------------
Investments per balance sheet, end of period                   $       418,246  $       622,522   $     1,049,680
                                                                 ==============   ==============    ==============

-------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
   depreciation as of December 31, 2001 and 2000 of
   $9,667,000 and $8,832,000, respectively                                    $     19,603,000   $     20,377,000
Land                                                                                 1,354,000          1,354,000
Other assets                                                                         2,114,000          2,068,000
                                                                                ---------------    ---------------

                                                                              $     23,071,000   $     23,799,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loan payable                                                         $     23,280,000   $     23,363,000
Due to related parties                                                                 198,000            194,000
Other liabilities                                                                      388,000            375,000
                                                                                ---------------    ---------------

                                                                                    23,866,000         23,932,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.                                                (1,466,000)          (839,000)
Other partners                                                                         671,000            706,000
                                                                                ---------------    ---------------

                                                                                      (795,000)          (133,000)
                                                                                ---------------    ---------------

                                                                              $     23,071,000   $     23,799,000
                                                                                ===============    ===============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001               2000                1999
                                                            ---------------    ---------------     ---------------
Total revenues, including interest and rent
   subsidies                                              $      3,117,000   $      3,100,000    $      2,958,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,223,000          2,160,000           2,035,000
   Interest expense                                                679,000            696,000             619,000
   Depreciation and amortization                                   836,000            851,000           1,044,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          3,738,000          3,707,000           3,698,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (621,000)  $       (607,000)   $       (740,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (615,000)  $       (601,000)   $       (733,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (188,000)  $       (402,000)   $       (385,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $531,393 and $480,661 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $272,691 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the year ended March 31, 2002 an additional $42,391 was recognized under the same methodology.

     Reimbursement of costs incurred by an affiliate of WNC in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $10,581 which have been included in investments in limited partnerships. At the end of all periods presented, accumulated amortization amounted to $10,581. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $6,631 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for the Local Limited Partnerships which would otherwise be below a zero balance.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $144,902, $144,904 and $144,902 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $5,250, $7,000 and $2,500 were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                    March 31
                                                                        ----------------------------------

                                                                             2002               2001
                                                                        ---------------    ---------------

Advances from WNC                                                     $          1,365   $          3,014

Asset management fee payable                                                 1,472,199          1,332,547
                                                                        ---------------    ---------------

                                                                      $      1,473,564   $      1,335,561
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $          1,000    $         1,000   $         1,000    $             -

Operating expenses                             (43,000)           (66,000)          (28,000)           (41,000)

Equity in losses of limited
     partnerships                              (17,000)           (19,000)          (24,000)          (128,000)

Net income (loss)                              (59,000)           (85,000)          (51,000)          (156,000)

Income (loss) available to
     limited partner                           (58,000)           (84,000)          (50,000)          (155,000)

Earnings (loss) per limited
     partnership unit                               (8)               (12)              (17)               (22)

               2001
               ----

Income                                $          2,000    $         2,000   $         1,000    $         6,000

Operating expenses                             (45,000)           (55,000)          (46,000)           (45,000)

Equity in losses of limited
     partnerships                              (46,000)           (44,000)          (39,000)          (273,000)

Net income (loss)                              (89,000)           (97,000)          (83,000)          (313,000)

Income (loss) available to
     limited partner                           (89,000)           (96,000)          (83,000)          (308,000)

Earnings (loss) per limited
     partnership unit                              (13)               (14)              (12)               (44)

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chief Executive Officer, Chairman of the Board and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,902, $144,904 and $144,902 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $5,250, $7,000 and $2,500 of those fees during the years ended March 31, 2002, 2001 and 2000, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rate; 6% for the balance of the Partnership's term. No disposition fees have been paid.
                                       27

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $23,000, $6,000 and $14,000 during the years ended March 31, 2002, 2001 and 2000, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated
     $4,000, $8,000 and $10,000 for the General Partners for the years ended December 31, 2001, 2000 and 1999, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years presented.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------

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

PART IV.

Item     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and 2000
         Statements of Partners' Equity (Deficit) for the years ended March
          31, 2002, 2001 and 2000
         Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000
         Notes to Financial Statements

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

21.2 Financial Statements of Casa Alegre, LP, as of and for the years ended December 31, 2001 and 2000 together with independent auditors' report thereon; filed as exhibit 21.2 on form 10-K dated March 31, 2002; a significant subsidiary of the partnership.

21.3 Financial Statements of Ashland, LP, as of and for the years ended December 31, 2001 and 2000 together with independent auditors' report thereon; filed as exhibit 21.3 on form 10-K dated March 31, 2002; a significant subsidiary of the partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audits referred to in our report dated May 28, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                             /s/BDO SEIDMAN, LLP
                                                BDO SEIDMAN, LLP

Orange County, California
May 28, 2002

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,        Slidell,
Limited                         Louisiana    $    334,000  $   334,000       $ 1,441,000    $1,858,000      $ 774,000   $  1,084,000

Am-Kent Associates,             Amite & Kentwood,
Ltd.                            Louisiana         232,000      232,000         1,111,000     1,588,000        591,000        997,000

Arizona I Limited               Showlow,
Partnership                     Arizona           320,000      320,000         1,477,000     1,977,000        580,000      1,397,000

Ashland Investment Group,       Ashland,
an Oregon Limited Partnership   Oregon            300,000      300,000         1,375,000     1,824,000        452,000      1,372,000

Brantley                        Brantley,
Housing, Ltd.                   Alabama           108,000      108,000           570,000       707,000        197,000        510,000

Brian's Village
Apartments,an Oklahoma          Mannford,
Limited Partnership.            Oklahoma          176,000      176,000           751,000       975,000        384,000        591,000

Candleridge Apartments
of Perry, L.P.                  Perry, Iowa        93,000       93,000           587,000       800,000        275,000        525,000

Candleridge Apartments          Runnells,
of Runnells, L.P.               Iowa               58,000       58,000           368,000       502,000        173,000        329,000

Casa Allegre                    Las Vegas,
Limited Partnership             New Mexico        318,000      318,000         1,368,000     1,911,000        527,000      1,384,000

Castroville                     Castroville,
Village, Ltd.                   Texas             165,000      165,000           938,000     1,151,000        233,000        918,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
                                Rogersville,
Cherokee Square,                Tennessee        202,000       202,000           970,000     1,225,000        485,000        740,000
L.P.

Divall Midland                  Port
Associates Limited              Washington,
Partnership II                  Wisconsin        234,000       234,000         1,149,000     1,541,000        602,000        939,000

Eclectic                        Eclectic,
Housing, Ltd.                   Alabama           74,000        74,000           406,000       500,000        143,000        357,000

Elizabeth Square                Raceland,
Associates, Ltd.                Louisiana        356,000       356,000         1,459,000     2,063,000        708,000      1,355,000

Emory Capital, L.P.             Emory, Texas      85,000        85,000           367,000       486,000        191,000        295,000

Emory Manor, L.P.               Emory, Texas     128,000       128,000           548,000       742,000        265,000        477,000

Idalou Manor, L.P.              Idalou, Texas    122,000       122,000           615,000       776,000        194,000        582,000

Jefferson                       Jefferson,
Capital, L.P.                   Texas            167,000       167,000           709,000       962,000        331,000        631,000

Jefferson                       Jefferson,
Manor, L.P.                     Texas            179,000       179,000           758,000     1,006,000        352,000        654,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  -------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview Limited                Beaver Dam,
Partnership                     Wisconsin        264,000        264,000        1,231,000       1,589,000       448,000     1,141,000

Littlefield                     Littlefield,
Manor, L.P.                     Texas            117,000        117,000          590,000         748,000       188,000       560,000

Perry County                    Uniontown,
Housing, Ltd.                   Alabama           82,000         82,000          436,000         528,000       149,000       379,000

Pine Hill                       Pine Hill,
Housing, Ltd.                   Alabama          105,000        105,000          556,000         685,000       186,000       499,000

Rociada                         Hereford,
Partners Ltd.                   Texas            154,000        154,000          725,000         922,000       262,000       660,000

Wadley Housing,                 Wadley,
Ltd.                            Alabama           76,000         76,000          436,000         528,000       148,000       380,000

Whitewater Woods                Whitewater,
Limited Partnership             Wisconsin        301,000        301,000        1,287,000       1,692,000       486,000     1,206,000

Willcox Investment Group,
an Arizona Limited              Willcox,
Partnership                     Arizona          246,000        246,000        1,052,000       1,338,000       343,000       995,000
                                           --------------   -----------      -------------  ------------   ------------ ------------
                                           $   4,996,000    $ 4,996,000      $ 23,280,000   $ 30,624,000   $ 9,667,000  $ 20,957,000
                                           ==============   ===========      =============  ============   ============ ============

                                       35

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                              --------------------------------------------------------------------------------------
                                                                    Year Investment                Estimated Useful
      Partnership Name          Rental Income     Net Income(Loss)       Acquired      Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited       $ 166,000     $(65,000)              1990       Completed               27.5

Am-Kent Associates, Ltd.                 137,000      (73,000)              1991       Completed               27.5

Arizona I Limited Partnership            165,000      (24,000)              1990       Completed                 35

Ashland Investment Group,
an Oregon Limited Partnership.           159,000       (7,000)              1990       Completed                 50

Brantley Housing, Ltd.                    63,000       (4,000)              1992       Completed                 40

Brian's Village Apartments,
an Oklahoma Limited Partnership.         110,000      (24,000)              1990       Completed                 30

Candleridge Apartments
of Perry, L.P.                           124,000      (14,000)              1992       Completed               27.5

Candleridge Apartments
of Runnells, L.P.                         90,000      (13,000)              1992       Completed               27.5

Casa Allegre Limited Partnership         171,000      (15,000)              1990       Completed                 40

Castroville Village, Ltd.                162,000      (45,000)              1991       Completed                 50

Cherokee Square, L.P.                     89,000      (25,000)              1990       Completed                 50

Divall Midland Associates
Limited Partnership II                   129,000      (41,000)              1990       Completed               27.5

Eclectic Housing, Ltd.                    48,000       (2,000)              1992       Completed                 40

Elizabeth Square Associates, Ltd.        170,000      (61,000)              1994       Completed               27.5

Emory Capital, L.P.                       57,000       (5,000)              1990       Completed               27.5

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                              --------------------------------------------------------------------------------------
                                                                    Year Investment                Estimated Useful
      Partnership Name          Rental Income     Net Income(Loss)       Acquired      Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                         81,000      (13,000)              1990       Completed                 30

Idalou Manor, L.P.                        83,000      (16,000)              1992       Completed                 40

Jefferson Capital, L.P.                   97,000       (2,000)              1990       Completed                 50

Jefferson Manor, L.P.                     98,000       (9,000)              1990       Completed                 50

Lakeview Limited Partnership             152,000      (28,000)              1991       Completed                 35

Littlefield Manor, L.P.                   79,000      (12,000)              1991       Completed                 40

Perry County Housing, Ltd.                45,000      (11,000)              1992       Completed                 40

Pine Hill Housing, Ltd.                   59,000      (10,000)              1992       Completed                 40

Rociada Partners Ltd.                    139,000      (28,000)              1990       Completed                 40

Wadley Housing, Ltd.                      42,000      (18,000)              1992       Completed                 40

Whitewater Woods Limited Partnership     172,000      (35,000)              1991       Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership           116,000      (21,000)              1990       Completed                 50
                                     -----------   ----------
                                     $ 3,003,000   $ (621,000)
                                     ===========   ==========

                                       37

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,        Slidell,
Limited                         Louisiana    $    334,000  $   334,000       $ 1,444,000    $1,858,000      $ 709,000   $  1,149,000

Am-Kent Associates,             Amite & Kentwood,
Ltd.                            Louisiana         232,000      232,000         1,114,000     1,588,000        535,000      1,053,000

Arizona I Limited               Showlow,
Partnership                     Arizona           320,000      320,000         1,480,000     1,973,000        525,000      1,448,000

Ashland Investment Group,       Ashland,
an Oregon Limited Partnership   Oregon            300,000      300,000         1,381,000     1,825,000        419,000      1,406,000

Brantley                        Brantley,
Housing, Ltd.                   Alabama           108,000      108,000           572,000       706,000        178,000        528,000

Brian's Village
Apartments,an Oklahoma          Mannford,
Limited Partnership.            Oklahoma          176,000      176,000           753,000       974,000        353,000        621,000

Candleridge Apartments
of Perry, L.P.                  Perry, Iowa        93,000       93,000           590,000       776,000        242,000        534,000

Candleridge Apartments          Runnells,
of Runnells, L.P.               Iowa               58,000       58,000           371,000       492,000        153,000        339,000

Casa Allegre                    Las Vegas,
Limited Partnership             New Mexico        318,000      318,000         1,378,000     1,906,000        473,000      1,433,000

Castroville                     Castroville,
Village, Ltd.                   Texas             165,000      165,000           944,000     1,150,000        210,000        940,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
 -----------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
                                Rogersville,
Cherokee Square,                Tennessee        202,000       202,000           973,000     1,225,000        452,000        773,000
L.P.

Divall Midland                  Port
Associates Limited              Washington,
Partnership II                  Wisconsin        234,000       234,000         1,153,000     1,553,000        543,000        990,000

Eclectic                        Eclectic,
Housing, Ltd.                   Alabama           74,000        74,000           409,000       500,000        132,000        368,000

Elizabeth Square                Raceland,
Associates, Ltd.                Louisiana        356,000       356,000         1,465,000     2,063,000        635,000      1,428,000

Emory Capital, L.P.             Emory, Texas      85,000        85,000           368,000       486,000        181,000        305,000

Emory Manor, L.P.               Emory, Texas     128,000       128,000           550,000       742,000        253,000        489,000

Idalou Manor, L.P.              Idalou, Texas    122,000       122,000           616,000       776,000        174,000        602,000

Jefferson                       Jefferson,
Capital, L.P.                   Texas            167,000       167,000           711,000       962,000        316,000        646,000

Jefferson                       Jefferson,
Manor, L.P.                     Texas            179,000       179,000           760,000     1,007,000        336,000        671,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview Limited                Beaver Dam,
Partnership                     Wisconsin        264,000        264,000        1,234,000       1,589,000       411,000     1,178,000

Littlefield                     Littlefield,
Manor, L.P.                     Texas            117,000        117,000          592,000         746,000       170,000       576,000

Perry County                    Uniontown,
Housing, Ltd.                   Alabama           82,000         82,000          437,000         527,000       135,000       392,000

Pine Hill                       Pine Hill,
Housing, Ltd.                   Alabama          105,000        105,000          559,000         680,000       166,000       514,000

Rociada                         Hereford,
Partners Ltd.                   Texas            154,000        154,000          727,000         922,000       239,000       683,000

Wadley Housing,                 Wadley,
Ltd.                            Alabama           76,000         76,000          437,000         527,000       132,000       395,000

Whitewater Woods                Whitewater,
Limited Partnership             Wisconsin        301,000        301,000        1,290,000       1,692,000       444,000     1,248,000

Willcox Investment Group,
an Arizona Limited              Willcox,
Partnership                     Arizona          246,000        246,000        1,055,000       1,338,000       316,000     1,022,000
                                           --------------   -----------      -------------  ------------   ------------ ------------
                                           $   4,996,000    $ 4,996,000     $ 23,363,000   $  30,563,000   $ 8,832,000  $ 21,731,000
                                           ==============   ===========      =============  ============   ============ ============

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                              --------------------------------------------------------------------------------------
                                                                    Year Investment                Estimated Useful
      Partnership Name          Rental Income     Net Income(Loss)       Acquired      Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

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

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                              --------------------------------------------------------------------------------------
                                                                    Year Investment                Estimated Useful
      Partnership Name          Rental Income     Net Income(Loss)       Acquired      Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                         80,000      (21,000)              1990       Completed                 30

Idalou Manor, L.P.                        82,000      (20,000)              1992       Completed                 40

Jefferson Capital, L.P.                   86,000      (12,000)              1990       Completed                 50

Jefferson Manor, L.P.                     96,000      (20,000)              1990       Completed                 50

Lakeview Limited Partnership             144,000      (46,000)              1991       Completed                 35

Littlefield Manor, L.P.                   69,000      (28,000)              1991       Completed                 40

Perry County Housing, Ltd.                44,000      (11,000)              1992       Completed                 40

Pine Hill Housing, Ltd.                   57,000      (12,000)              1992       Completed                 40

Rociada Partners Ltd.                    142,000      (20,000)              1990       Completed                 40

Wadley Housing, Ltd.                      48,000      (14,000)              1992       Completed                 40

Whitewater Woods Limited Partnership     171,000      (37,000)              1991       Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership           119,000      (21,000)              1990       Completed                 50
                                     -----------   ----------
                                     $ 2,962,000   $ (607,000)
                                     ===========   ==========

                                       42

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
 -----------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,        Slidell,
Limited                         Louisiana    $    334,000  $   334,000       $ 1,447,000    $1,858,000      $ 645,000   $  1,213,000

Am-Kent Associates,             Amite & Kentwood,
Ltd.                            Louisiana         232,000      232,000         1,117,000     1,586,000        480,000      1,106,000

Arizona I Limited               Showlow,
Partnership                     Arizona           320,000      320,000         1,484,000     1,967,000        471,000      1,496,000

Ashland Investment Group,       Ashland,
an Oregon Limited Partnership   Oregon            300,000      300,000         1,385,000     1,824,000        385,000      1,439,000

Brantley                        Brantley,
Housing, Ltd.                   Alabama           108,000      108,000           573,000       703,000        158,000        545,000

Brian's Village
Apartments,an Oklahoma          Mannford,
Limited Partnership.            Oklahoma          176,000      176,000           755,000       974,000        322,000        652,000

Candleridge Apartments
of Perry, L.P.                  Perry, Iowa        93,000       93,000           593,000       769,000        209,000        560,000

Candleridge Apartments          Runnells,
of Runnells, L.P.               Iowa               58,000       58,000           374,000       486,000        132,000        354,000

Casa Allegre                    Las Vegas,
Limited Partnership             New Mexico        318,000      318,000         1,386,000     1,878,000        423,000      1,455,000

Castroville                     Castroville,
Village, Ltd.                   Texas             165,000      165,000           950,000     1,150,000        187,000        963,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
                                Rogersville,
Cherokee Square,                Tennessee        202,000       202,000           976,000     1,225,000        417,000        808,000
L.P.

Divall Midland                  Port
Associates Limited              Washington,
Partnership II                  Wisconsin        234,000       234,000         1,156,000     1,514,000        483,000      1,031,000

Eclectic                        Eclectic,
Housing, Ltd.                   Alabama           74,000        74,000           411,000       500,000        122,000        378,000

Elizabeth Square                Raceland,
Associates, Ltd.                Louisiana        356,000       356,000         1,471,000     2,063,000        561,000      1,502,000

Emory Capital, L.P.             Emory, Texas      85,000        85,000           369,000       486,000        168,000        318,000

Emory Manor, L.P.               Emory, Texas     128,000       128,000           551,000       742,000        235,000        507,000

Idalou Manor, L.P.              Idalou, Texas    122,000       122,000           616,000       776,000        155,000        621,000

Jefferson                       Jefferson,
Capital, L.P.                   Texas            167,000       167,000           713,000       962,000        301,000        661,000

Jefferson                       Jefferson,
Manor, L.P.                     Texas            179,000       179,000           762,000     1,005,000        320,000        685,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
 ------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview Limited                Beaver Dam,
Partnership                     Wisconsin        264,000        264,000        1,240,000       1,589,000       368,000     1,221,000

Littlefield                     Littlefield,
Manor, L.P.                     Texas            117,000        117,000          593,000         745,000       151,000       594,000

Perry County                    Uniontown,
Housing, Ltd.                   Alabama           82,000         82,000          438,000         524,000       121,000       403,000

Pine Hill                       Pine Hill,
Housing, Ltd.                   Alabama          105,000        105,000          561,000         675,000       145,000       530,000

Rociada                         Hereford,
Partners Ltd.                   Texas            154,000        154,000          729,000         922,000       217,000       705,000

Wadley Housing,                 Wadley,
Ltd.                            Alabama           76,000         76,000          439,000         521,000       117,000       404,000

Whitewater Woods                Whitewater,
Limited Partnership             Wisconsin        301,000        301,000        1,294,000       1,692,000       398,000     1,294,000

Willcox Investment Group,
an Arizona Limited              Willcox,
Partnership                     Arizona          246,000        246,000        1,058,000       1,338,000       290,000     1,048,000
                                           --------------   -----------      -------------  ------------   ------------ ------------
                                           $   4,996,000    $ 4,996,000     $ 23,441,000   $  30,474,000   $ 7,981,000  $ 22,493,000
                                           ==============   ===========      =============  ============   ============ ============

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                              --------------------------------------------------------------------------------------
                                                                    Year Investment                Estimated Useful
      Partnership Name          Rental Income     Net Income(Loss)       Acquired      Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

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

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000


                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                              --------------------------------------------------------------------------------------
                                                                    Year Investment                Estimated Useful
      Partnership Name          Rental Income     Net Income(Loss)       Acquired      Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                         81,000      (10,000)              1990       Completed                 30

Idalou Manor, L.P.                        81,000       (5,000)              1992       Completed                 40

Jefferson Capital, L.P.                   82,000      (21,000)              1990       Completed                 50

Jefferson Manor, L.P.                     85,000      (27,000)              1990       Completed                 50

Lakeview Limited Partnership             141,000      (43,000)              1991       Completed                 35

Littlefield Manor, L.P.                   71,000       (6,000)              1991       Completed                 40

Perry County Housing, Ltd.                49,000      (10,000)              1992       Completed                 40

Pine Hill Housing, Ltd.                   60,000      (16,000)              1992       Completed                 40

Rociada Partners Ltd.                     94,000      (18,000)              1990       Completed                 40

Wadley Housing, Ltd.                      51,000       (5,000)              1992       Completed                 40

Whitewater Woods Limited Partnership     151,000      (46,000)              1991       Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership           116,000      (30,000)              1990       Completed                 50
                                     -----------   ----------
                                     $ 2,842,000   $ (740,000)
                                     ===========   ==========

                                       47

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

Date: JUNE 06, 2002


By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice-President - Chief Financial Officer of
WNC & Associates, Inc.

Date: JUNE 06, 2002


By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

Date: JUNE 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: JUNE 11, 2002


By:  /s/ David N. Shafer
     -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date: JUNE 11, 2002