Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2002-08-23
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002


PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

             Balance Sheets
                      June 30, 2002 and March 31, 2002 ........................3

             Statements of Operations
                      For the three months ended June 30, 2002 and 2001........4

             Statement of Partners' Deficit
                      For the three months ended June 30, 2002.........-.......5

             Statements of Cash Flows
                      For the three months ended June 30, 2002 and 2001........6

             Notes to Financial Statements ....................................7

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................13

    Item 3. Quantitative and Qualitative Disclosures about Market Risk........15

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.................................................15

    Item 6. Exhibits and Reports on Form 8-K..................................15

    Signatures ...............................................................16

    Certification Pursuant To  18 U.S.C. Section 1350.........................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                       June 30, 2002               March 31, 2002
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              128,109       $             127,554
Investments in limited partnerships, net (Note 2)                               400,419                     418,246
                                                                   ----------------------       ----------------------

                                                                 $              528,528       $             545,800
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,509,367       $           1,473,564
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (69,351)                    (68,820)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                               (911,488)                   (858,944)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                        (980,839)                   (927,764)
                                                                   ----------------------       ----------------------

                                                                 $              528,528       $             545,800
                                                                   ======================       ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                      2002                                   2001
                                         --------------------------------        ------------------------------
                                                      Three                                  Three
                                                     Months                                 Months
                                         --------------------------------        ------------------------------

Interest income                        $                            555        $                        1,096
                                         --------------------------------        ------------------------------


Operating expenses:
   Amortization (Note 2)                                          2,896                                 2,896
   Asset management fees (Note 3)                                36,226                                36,226
   Legal and accounting                                           3,678                                 1,704
   Other                                                          1,777                                 1,775
                                         --------------------------------        ------------------------------

      Total operating expenses                                   44,577                                42,601
                                         --------------------------------        ------------------------------

Loss from operations                                            (44,022)                              (41,505)

Equity in losses of
   limited partnerships (Note 2)                                 (9,053)                              (17,188)
                                         --------------------------------        ------------------------------

Net loss                               $                        (53,075)       $                      (58,693)
                                         ================================        ==============================

Net loss allocated to:
   General Partner                     $                           (531)       $                         (587)
                                         ================================        ==============================

   Limited Partners                    $                        (52,544)       $                      (58,106)
                                         ================================        ==============================

Net loss per weighted limited
  partner unit                         $                             (8)       $                           (8)
                                         ================================        ==============================

Outstanding weighted limited
  partner units                                                   7,000                                 7,000
                                         ================================        ==============================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2002
                                   (unaudited)



                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------


Partners' deficit at  March 31,  2002                  $           (68,820)    $       (858,944)    $     (927,764)

Net loss                                                              (531)             (52,544)           (53,075)
                                                         -------------------     ----------------     --------------

Partners' deficit at June 30, 2002                     $           (69,351)    $       (911,488)    $     (980,839)
                                                         ===================     ================     ==============



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                                 2002                   2001
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (53,075)   $          (58,693)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                       9,053                17,188
        Amortization                                                                   2,896                 2,896
            Change in accrued fees and expenses due to
           General Partner and affiliates                                             35,803                34,140
                                                                          --------------------    ------------------

Net cash used in operating activities                                                 (5,323)               (4,469)
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                           5,878                 8,438
                                                                          --------------------    ------------------

Net increase in cash and cash equivalents                                                555                 3,969
                                                                          --------------------    ------------------

Cash and cash equivalents, beginning of period                                       127,554               136,626
                                                                          --------------------    ------------------

Cash and cash equivalents, end of period                                $            128,109    $          140,595
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Tax Paid                                                        $                800    $              800
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partners as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all the periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three Months                For the Year
                                                                           Ended                           Ended
                                                                       June 30, 2002                  March 31, 2002
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $              418,246            $          622,522
Equity in losses of limited partnerships                                         (9,053)                     (188,049)
Distributions received                                                           (5,878)                       (7,886)

Amortization of capitalized acquisition fees and costs                           (2,896)                       (8,341)
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $              400,419            $          418,246
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

 NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
 -------------------------------------------------------

Selected financial information for the three months ended June 30, 2002 and 2001, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2002                          2001
                                                                           ----                          ----

Revenues                                                          $            779,000            $         775,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                             169,000                      174,000
  Depreciation & amortization                                                  209,000                      213,000
  Operating expenses                                                           556,000                      540,000
                                                                    -------------------            -----------------
     Total expenses                                                            934,000                      927,000
                                                                    -------------------            -----------------

Net loss                                                          $           (155,000)           $        (152,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $           (154,000)           $        (150,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $             (9,000)           $         (17,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,226 and $36,226 were incurred during the three months ended June 30, 2002 and 2001, respectively. The partnership paid $3,500 to the General Partner or its affiliates for those fees during the three months ended June 30, 2002 and $1,750 during the three months ended June 30, 2001.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                    June 30, 2002                 March 31, 2002
                                                                -----------------------       -----------------------

   Asset management fee payable                               $             1,504,925       $             1,472,199
   Advances from WNC                                                            4,442                         1,365
                                                                -----------------------       -----------------------

   Total accrued fees and expenses due to

       General Partner and affiliates                         $             1,509,367       $             1,473,564
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

Forward-Looking Statements

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted of $128,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $400,000. Liabilities at June 30, 2002 consisted of $1,509,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(53,000), reflecting a decrease of $6,000 from the net loss for the three months ended June 30, 2001 of $(59,000). The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $8,000 to $(9,000) for the three months ended June 30, 2002 from approximately $(17,000) for the three months ended June 30, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2002. Since the Partnerships liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition, loss from operations increased by $2,000 due to an increase in accounting fees during the three months ended June 30, 2002 to $(4,000) from $(2,000) for the three months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Net cash increase during the three months ended June 30, 2002 was $1,000, reflecting a decline of approximately $(3,000), compared to net cash increase for the three months ended June 30, 2001 of $4000. The change is due to a decrease in distributions of $(2,000) and an increase in cash used for operating activities of $(1,000).

During the three months ended June 30, 2002, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $36,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

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

Date:  August 8, 2002





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: August 8, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund II, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 8, 2002



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund II, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 8, 2002