Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2002-11-21
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes           No      X
    ---------    ----------



Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2002



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                           September 30, 2002 and March 31, 2002 ..............3

                  Statements of Operations
                           For the three and six months ended
                           September 30, 2002 and 2001.........................4

                  Statement of Partners' Deficit
                           For the six months ended September 30, 2002.........5

                  Statements of Cash Flows
                           For the six months ended
                           September 30, 2002 and 2001.........................6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...15

         Item 4.  Procedures and Controls.....................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 5. Other Information............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

         Certifications.......................................................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    September 30, 2002             March 31, 2002
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              112,973       $             127,554
Investments in limited partnerships, net (Note 2)                               390,292                     418,246
                                                                   ----------------------       ----------------------

                                                                 $              503,265       $             545,800
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,539,401       $           1,473,564
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (69,904)                    (68,820)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                               (966,232)                   (858,944)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,036,136)                   (927,764)
                                                                   ----------------------       ----------------------

                                                                 $              503,265       $             545,800
                                                                   ======================       ======================


                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                               2002                   2002                  2001                  2001
                                         ------------------    -------------------    ------------------    ------------------
                                               Three                  Six                   Three                  Six
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------

Interest income                        $              471    $             1,026    $              790    $            1,886
Distribution income                                 6,547                  6,547                     -                     -
                                         ------------------    -------------------    ------------------    ------------------

                                                    7,018                  7,573                   790                 1,886
                                         ------------------    -------------------    ------------------    ------------------

Operating expenses:
   Amortization (Note 2)                            2,896                  5,792                17,316                20,212
   Asset management fees (Note 3)                  36,226                 72,452                36,225                72,451
   Legal and accounting                            11,820                 15,498                12,922                14,626
   Other                                                -                  1,777                     8                 1,783
                                         ------------------    -------------------    ------------------    ------------------

      Total operating expenses                     50,942                 95,519                66,471               109,072
                                         ------------------    -------------------    ------------------    ------------------

Loss from operations                              (43,924)               (87,946)              (65,681)             (107,186)

Equity in losses of
   limited partnerships (Note 2)                  (11,373)               (20,426)              (19,264)              (36,452)
                                         ------------------    -------------------    ------------------    ------------------

Net loss                               $          (55,297)   $          (108,372)   $          (84,945)   $         (143,638)
                                         ==================    ===================    ==================    ==================

Net loss allocated to:
   General Partner                     $             (553)   $            (1,084)   $             (849)   $           (1,436)
                                         ==================    ===================    ==================    ==================

   Limited Partners                    $          (54,744)   $          (107,288)   $          (84,096)   $         (142,202)
                                         ==================    ===================    ==================    ==================

Net loss per weighted limited
  partner unit                         $               (8)   $               (15)   $              (12)   $              (20)
                                         ==================    ===================    ==================    ==================

Outstanding weighted limited
  partner units                                     7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================


                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2002
                                   (unaudited)

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------


Partners' deficit at  March 31,  2002                  $           (68,820)    $       (858,944)    $     (927,764)

Net loss                                                            (1,084)            (107,288)          (108,372)
                                                         -------------------     ----------------     --------------

Partners' deficit at September 30, 2002                $           (69,904)    $       (966,232)    $   (1,036,136)
                                                         ===================     ================     ==============


                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                                                 2002                   2001
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $           (108,372)   $         (143,638)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                      20,426                36,452
        Amortization                                                                   5,792                20,212
            Change in accrued fees and expenses due to
           General Partner and affiliates                                             65,837                64,520
                                                                          --------------------    ------------------

Net cash used in operating activities                                                (16,317)              (22,454)
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                           1,736                13,941
                                                                          --------------------    ------------------

Net decrease in cash and cash equivalents                                            (14,581)               (8,513)
                                                                          --------------------    ------------------

Cash and cash equivalents, beginning of period                                       127,554               136,626
                                                                          --------------------    ------------------

Cash and cash equivalents, end of period                                $            112,973    $          128,113
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Tax Paid                                                        $                800    $              800
                                                                          ====================    ==================

                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Six Months                 For the Year
                                                                           Ended                           Ended
                                                                    September 30, 2002                March 31, 2002
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $              418,246            $          622,522
Equity in losses of limited partnerships                                        (20,426)                     (188,049)
Distributions received                                                           (1,736)                       (7,886)

Amortization of capitalized acquisition fees and costs                           (5,792)                       (8,341)
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $              390,292            $          418,246
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


 NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
 -------------------------------------------------------

Selected financial information for the six months ended September 30, 2002 and 2001, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2002                          2001
                                                                           ----                          ----

Revenues                                                          $          1,557,000           $        1,550,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                             339,000                      348,000
  Depreciation & amortization                                                  418,000                      426,000
  Operating expenses                                                         1,111,000                    1,080,000
                                                                    -------------------            -----------------
     Total expenses                                                          1,868,000                    1,854,000
                                                                    -------------------            -----------------

Net loss                                                          $           (311,000)          $         (304,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $           (307,000)          $         (301,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $            (20,000)          $          (36,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,452 and $72,451 were incurred during the six months ended September 30, 2002 and 2001, respectively. The partnership paid $5,250 to the General Partner or its affiliates for those fees during the six months ended September 30, 2002 and $4,916 during the six months ended September 30, 2001.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                  September 30, 2002              March 31, 2002
                                                                -----------------------       -----------------------

   Asset management fee payable                               $             1,539,401       $             1,472,199
   Advances from WNC                                                                -                         1,365
                                                                -----------------------       -----------------------

   Total accrued fees and expenses due to

       General Partner and affiliates                         $             1,539,401       $             1,473,564
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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted of $113,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $390,000. Liabilities at September 30, 2002 consisted of $1,539,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(55,000), reflecting a decrease of $30,000 from the net loss for the three months ended September 30, 2001 of $(85,000). The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $8,000 to $(11,000) for the three months ended September 30, 2002 from approximately $(19,000) for the three months ended September 30, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnerships liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $22,000 from $(66,000) for the three months ended September 30, 2001, to $(44,000) for the three months ended September 30, 2002 due to an increase in total income of $6,000 and a decrease in operating expenses of $16,000, which arose primarily due to a nonrecurring write off of the basis in syndication fees of Lake View and Idalou Manor in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(108,000), reflecting a decrease of $36,000 from the net loss for the six months ended September 30, 2001 of $(144,000). The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $16,000 to $(20,000) for the six months ended September 30, 2002 from approximately $(36,000) for the six months ended September 30, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnerships liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $19,000 from $(107,000) for the three months ended September 30, 2001, to $(88,000) for the three months ended September 30, 2002 due to an increased in total income by $6,000 and a decrease in operating expenses of $13,000, which arose primarily due to a nonrecurring write off of the basis in syndication fees of Lake View and Idalou Manor in 2001.

Cash Flows

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. Net cash used during the six months ended September 30, 2002 was $15,000, reflecting an increase of approximately $(6,000), compared to net cash used for the six months ended September 30, 2001 of $9,000. The change is due to a decrease in distributions of $(12,000) and offset by a decrease in cash used for operating activities of $6,000.

During the six months ended September 30, 2002, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $66,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

          NOT APPLICABLE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.

1.        NONE

(b)       Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner of the Registrant

By:  WNC & Associates, Inc.         General Partner of WNC Housing
                                       Tax Credit Fund II, L.P.






By: /s/ Wilfred N. Cooper, Jr.
------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
Date:  November 14, 2002





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2002

                                 CERTIFICATIONS*

     I, Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND II, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

     /s/ Wilfred N. Cooper, Jr.
     --------------------------
     [Signature]

     Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS*

     I, Thomas J. Riha, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND II, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (f)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

     /s/ Thomas J. Riha
     -------------------
     [Signature]

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.