Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2003-02-13
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Yes             No        X
    -----------    ------------------



Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes             No        X
    -----------    -----------------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                           December 31, 2002 and March 31, 2002 ...............3

                  Statements of Operations
                           For the three and nine months ended
                             December 31, 2002 and 2001........................4

                  Statement of Partners' Deficit
                           For the nine months ended December 31, 2002.........5

                  Statements of Cash Flows
                           For the nine months ended
                             December 31, 2002 and 2001........................6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk................................................15

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

         Item 5. Other Information............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

         Certifications.......................................................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     December 31, 2002             March 31, 2002
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              111,982       $             127,554
Investments in limited partnerships, net (Note 2)                               380,420                     418,246
                                                                   ----------------------       ----------------------

                                                                 $              492,402       $             545,800
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,576,987       $           1,473,564
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (70,388)                    (68,820)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,014,197)                   (858,944)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,084,585)                   (927,764)
                                                                   ----------------------       ----------------------

                                                                 $              492,402       $             545,800
                                                                   ======================       ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                               2002                   2002                  2001                  2001
                                         ------------------    -------------------    ------------------    ------------------
                                               Three                  Nine                  Three                 Nine
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------

Interest income                        $              227    $             1,253    $               765   $             2,651
Distribution income                                     -                  6,547                      -                     -
                                         ------------------    -------------------    ------------------    ------------------

                                                      227                  7,800                    765                 2,651
                                         ------------------    -------------------    ------------------    ------------------

Operating expenses:
   Amortization (Note 2)                            2,896                  8,688                (12,806)                7,406
   Asset management fees (Note 3)                  36,225                108,677                 36,226               108,677
   Legal and accounting                             2,320                 17,818                  2,032                16,658
   Other                                              259                  2,036                  2,342                 4,125
                                         ------------------    -------------------    ------------------    ------------------

      Total operating expenses                     41,700                137,219                 27,794               136,866
                                         ------------------    -------------------    ------------------    ------------------

Loss from operations                              (41,473)              (129,419)               (27,029)             (134,215)

Equity in losses of
   limited partnerships (Note 2)                   (6,976)               (27,402)               (24,235)              (60,687)
                                         ------------------    -------------------    ------------------    ------------------

Net loss                               $          (48,449)   $          (156,821)   $           (51,264)   $         (194,902)
                                         ==================    ===================    ==================    ==================

Net loss allocated to:
   General Partner                     $             (484)   $            (1,568)   $              (513)   $           (1,949)
                                         ==================    ===================    ==================    ==================

   Limited Partners                    $          (47,965)   $          (155,253)   $           (50,751)   $         (192,953)
                                         ==================    ===================    ==================    ==================

Net loss per weighted limited
  partner unit                         $               (7)   $               (22)   $                (7)   $              (28)
                                         ==================    ===================    ==================    ==================

Outstanding weighted limited
  partner units                                     7,000                  7,000                  7,000                 7,000
                                         ==================    ===================    ==================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)



                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------



Partners' deficit at  March 31,  2002                  $           (68,820)    $       (858,944)    $     (927,764)


Net loss                                                            (1,568)            (155,253)          (156,821)
                                                         -------------------     ----------------     --------------


Partners' deficit at December 31, 2002                 $           (70,388)    $     (1,014,197)    $   (1,084,585)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                                                 2002                   2001
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $           (156,821)   $         (194,902)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                      27,402                60,687
        Amortization                                                                   8,688                 7,406
            Change in accrued fees and expenses due to
           General Partner and affiliates                                            103,423               100,746
                                                                          --------------------    ------------------

Net cash used in operating activities                                                (17,308)              (26,063)
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                           1,736                13,941
                                                                          --------------------    ------------------

Net decrease in cash and cash equivalents                                            (15,572)              (12,122)
                                                                          --------------------    ------------------

Cash and cash equivalents, beginning of period                                       127,554               136,626
                                                                          --------------------    ------------------

Cash and cash equivalents, end of period                                $            111,982    $          124,504
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Tax Paid                                                        $                800    $              800
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Nine Months                For the Year
                                                                           Ended                           Ended
                                                                     December 31, 2002                March 31, 2002
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $              418,246            $          622,522
Equity in losses of limited partnerships                                        (27,402)                     (188,049)
Distributions received                                                           (1,736)                       (7,886)

Amortization of capitalized acquisition fees and costs                           (8,688)                       (8,341)
                                                                   ----------------------            ------------------
Investments per balance sheet, end of period                     $              380,420            $          418,246
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


 NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
 -------------------------------------------------------

Selected financial information for the nine months ended December 31, 2002 and 2001, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2002                          2001
                                                                           ----                          ----

Revenues                                                          $          2,335,000           $        2,325,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                             508,000                      522,000
  Depreciation & amortization                                                  626,000                      638,000
  Operating expenses                                                         1,667,000                    1,620,000
                                                                    -------------------            -----------------
     Total expenses                                                          2,801,000                    2,780,000
                                                                    -------------------            -----------------

Net loss                                                          $           (466,000)          $         (455,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $           (461,000)          $         (451,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $            (27,000)          $          (61,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $108,677 were incurred during each of the nine months ended December 31, 2002 and 2001. The partnership paid $5,250 to the General Partner or its affiliates for those fees during the nine months ended December 31, 2002 and $4,916 during the nine months ended December 31, 2001.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                  December 31, 2002               March 31, 2002
                                                                -----------------------       -----------------------

   Asset management fee payable                               $                 1,361       $             1,472,199
   Advances from WNC                                                        1,575,626                         1,365
                                                                -----------------------       -----------------------
   Total accrued fees and expenses due to

       General Partner and affiliates                         $             1,576,987       $             1,473,564
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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted of $112,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $380,000. Liabilities at December 31, 2002 consisted of $1,577,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(48,000), reflecting a decrease of $3,000 from the net loss for the three months ended December 31, 2001 of $(51,000). The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $17,000 to $(7,000) for the three months ended December 31, 2002 from approximately $(24,000) for the three months ended December 31, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnerships liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships is offset by an increase in loss from operations of $(14,000) from $(27,000) for the three months ended December 31, 2001, to $(41,000) for the three months ended December 31, 2002 due to an increase in operating expenses of $14,000, which arose primarily due to a non-recurring adjustment to amortization of fees related to properties that reached zero balances during the three months ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(157,000), reflecting a decrease of $38,000 from the net loss for the nine months ended December 31, 2001 of $(195,000). The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $34,000 to $(27,000) for the nine months ended December 31, 2002 from approximately $(61,000) for the nine months ended December 31, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnerships liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $5,000 from $(134,000) for the three months ended December 31, 2001, to $(129,000) for the three months ended December 31, 2002 due to an increase in total income of $5,000.

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net cash used during the nine months ended December 31, 2002 was $15,000, reflecting an increase of approximately $(3,000), compared to net cash used for the nine months ended December 31, 2001 of $12,000. The change is due to a decrease in distributions of $(12,000) and offset by a decrease in cash used for operating activities of $9,000.

During the nine months ended December 31, 2002, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $103,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

          NOT APPLICABLE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the General Partners of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ----------

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

Date:  February 11, 2003





By:  /s/ Thomas J. Riha
     --------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 11, 2003

                                 CERTIFICATIONS

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/  Wilfred N. Cooper, Jr.
---------------------------

Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


/s/  Thomas J. Riha
-------------------

Vice-President - Chief Financial Officer of WNC & Associates, Inc.