Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2003-06-26
CIK 860331

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2003

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
Yes      X    No
    ---------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated January 19, 1990 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates and for the periods indicated:




                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Airport Road                       Clifford E. Olsen,
Associates,          Slidell,      Olsen Securities
Limited              Louisiana     Corporation           $  334,000      $  334,000     40        88%    $   695,000    $  1,437,000

Am-Kent              Amite &
Associates,          Kentwood,     Olsen Securities
Ltd.                 Louisiana     Corporation             232,000          232,000     32        96%        585,000       1,108,000

Arizona I                          Western States Housing
Limited              Showlow,      Corporation and Joe W.
Partnership          Arizona       Roberts Company          320,000         320,000     42        67%        617,000       1,473,000

Ashland Investment
Group, an Oregon     Ashland,      Ronald D.
Limited Partnership  Oregon        Bettencourt             300,000          300,000     40        97%        666,000       1,370,000

Brantley                           Thomas H. Cooksey and
Housing,             Brantley,     Apartment Developers,
Ltd.                 Alabama       Inc.                     108,000         108,000     19        95%        287,000         568,000

Brian's Village                    Robert W. Green
Apartments, an                     and Emerald
Oklahoma Limited     Mannford,     Development
Partnership.         Oklahoma      Co., Inc.                176,000         176,000     28       100%        374,000         749,000

Candleridge
Apartments of        Perry,        Eric A
Perry,L.P.           Iowa          Sheldahl                  93,000          93,000     23       100%        224,000         584,000

Candleridge
Apartments of        Runnells,     Eric A.
Runnells, L.P.       Iowa          Sheldahl                  58,000          58,000     15       100%        141,000         365,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Casa                                Western States
Allegre              Las Vegas,     Housing Corporation,
Limited              New            ABO Corporation and
Partnership          Mexico         Alan D. Nofsker         318,000         318,000     42       100%        635,000       1,357,000

Castroville          Castroville,   Doublekaye Corp and
Village,Ltd.         Texas          Gary L. Kersch          165,000         165,000     40        93%        426,000         932,000

Cherokee             Rogersville,   Douglas B. Parker and
Square, L.P.         Tennessee      Billy D. Cobb           202,000         202,000     31        97%        418,000         967,000

Divall Midland
Associates           Port
Limited              Washington,    Gary J.
Partnership II       Wisconsin      DiVall                  234,000         234,000     32        94%        489,000       1,146,000

Eclectic                            Thomas H. Cooksey and
Housing,             Eclectic,      Apartment Developers,
Ltd.                 Alabama        Inc.                     74,000          74,000     15       100%        216,000         402,000

Elizabeth Square     Raceland,      Olsen Securities
Associates, Ltd.     Louisiana      Corp.                   356,000         356,000     48        97%        748,000       1,452,000

Emory                Emory,         1600 Capital
Capital, L.P.        Texas          Company, Inc.            85,000          85,000     16        88%        175,000         366,000

Emory Manor,         Emory,         1600 Capital
L.P.                 Texas          Company, Inc.           128,000         128,000     24       100%        206,000         547,000

Idalou               Idalou,        1600 Capital
Manor, L.P.          Texas          Company, Inc.           122,000         122,000     24       100%        290,000         613,000

Jefferson            Jefferson,     1600 Capital
Capital, L.P.        Texas          Company, Inc.           167,000         167,000     30        93%        269,000         707,000




                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Jefferson            Jefferson,     1600 Capital
Manor, L.P.          Texas          Company, Inc.           179,000         179,000     32        97%        362,000         756,000

                                    Thomas G. Larson,
Lakeview             Beaver         William H. Larson,
Limited              Dam,           and Raymond L.
Partnership          Wisconsin      Tetzlaff                264,000         264,000     40        95%        528,000       1,227,000

Littlefield          Littlefield,   1600 Capital
Manor, L.P.          Texas          Company, Inc.           118,000         118,000     24        96%        280,000         588,000

Perry County                        Thomas H. Cooksey
Housing,             Uniontown,     and Apartment
Ltd.                 Alabama        Developers,Inc.          82,000          82,000     15        93%        215,000         434,000

Pine Hill                           Thomas H. Cooksey
Housing,             Pine Hill,     and Apartment
Ltd.                 Alabama        Developers, Inc.        105,000         105,000     19        95%        267,000         553,000

Rociada              Hereford,      Richard Lee (Rick)
Partners Ltd.        Texas          Brown                   154,000         154,000     28        96%        316,000         722,000

Wadley                              Thomas H. Cooksey
Housing,             Wadley,        and Apartment
Ltd.                 Alabama        Developers, Inc.         76,000          76,000     15        80%        213,000         435,000

Whitewater                          Thomas G. Larson,
Woods                               William H. Larson,
Limited              Whitewater,    and Raymond L.
Partnership          Wisconsin      Tetzlaff                301,000         301,000     40        90%        603,000       1,283,000

Willcox
Investment
Group, an Arizona
Limited              Willcox,
Partnership          Arizona        John P. Casper          245,000         245,000     30        90%        490,000       1,048,000
                                                        ------------   ------------- -------     -----  -------------   ------------

                                                        $ 4,996,000    $  4,996,000    784        94%  $  10,735,000    $ 23,189,000
                                                        ============   ============= =======     =====  =============   ============



                                 --------------------------------------------------------------------------
                                               For the year ended December 31, 2002
                                 --------------------------------------------------------------------------
                                                                                    Low Income Housing
                                                                                    Credits  Allocated to
        Partnership Name            Rental Income     Net Income/(Loss)                Partnership
-----------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited            $165,000           $ (56,000)                              99%

Am-Kent Associates, Ltd.                     147,000             (69,000)                              99%

Arizona I Limited Partnership                158,000             (40,000)                              99%

Ashland Investment Group, an
Oregon Limited Partnership                   162,000             (18,000)                              99%

Brantley Housing, Ltd.                        70,000             (15,000)                              99%


Brian's Village Apartments, an
Oklahoma Limited Partnership.                111,000             (27,000)                              99%

Candleridge Apartments of
Perry, L.P.                                  130,000             (12,000)                              99%

Candleridge Apartments of
Runnells, L.P.                                91,000              (9,000)                              99%


Casa Allegre Limited Partnership             173,000             (23,000)                              99%

Castroville Village, Ltd.                    153,000             (17,000)                              99%

Cherokee Square, L.P.                         91,000             (21,000)                              99%

Divall Midland Associates
Limited Partnership II                       143,000             (42,000)                              99%

Eclectic Housing, Ltd.                        52,000             (10,000)                              99%

Elizabeth Square Associates,
Ltd.                                         179,000             (58,000)                              99%

Emory Capital, L.P.                           56,000              (5,000)                              99%

Emory Manor, L.P.                             84,000              (9,000)                              99%

Idalou Manor, L.P.                            84,000             (28,000)                              99%

Jefferson Capital, L.P.                       98,000              (6,000)                              99%

Jefferson Manor, L.P.                         99,000             (13,000)                              99%

Lakeview Limited Partnership                 158,000             (22,000)                              99%

Littlefield Manor, L.P.                       83,000             (18,000)                              99%


                                 --------------------------------------------------------------------------
                                               For the year ended December 31, 2002
                                 --------------------------------------------------------------------------
                                                                                    Low Income Housing
                                                                                    Credits  Allocated to
        Partnership Name            Rental Income     Net Income/(Loss)                Partnership
-----------------------------------------------------------------------------------------------------------
Perry County Housing, Ltd.                    61,000               1,000                               99%

Pine Hill Housing, Ltd.                       71,000              (7,000)                              99%

Rociada Partners Ltd.                        141,000             (26,000)                              99%

Wadley Housing, Ltd.                          46,000             (14,000)                              99%

Whitewater Woods Limited
Partnership                                  180,000             (35,000)                              99%

Willcox Investment Group, an
Arizona Limited Partnership                  115,000             (37,000)                              99%
                                         -----------           ----------
                                          $3,101,000           $(636,000)
                                         ===========           ==========

                                       10

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

(b)  At March 31, 2003, there were 572 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                    March 31                               December 31
                         ---------------------------------------------------------------   ------------
                               2003         2002         2001         2000         1999           1998
                         -----------  -----------  -----------  -----------  -----------  -------------

ASSETS
Cash and cash
equivalents            $    113,943 $    127,554 $    136,626 $    150,827 $    175,658 $      175,192
Investments in
   limited
   partnerships, net        308,868      418,246      622,522    1,049,680    1,460,945      1,533,952
                         -----------  -----------  -----------  -----------  -----------  -------------
                       $    422,811 $    545,800 $    759,148 $  1,200,507 $  1,636,603 $    1,709,144
                         ===========  ===========  ===========  ===========  ===========  =============
LIABILITIES
Accrued fees and
   expenses due to
   general partner
   and affiliates      $  1,613,741 $  1,473,564 $  1,335,561 $  1,194,613 $  1,055,204 $    1,019,071

PARTNERS' (DEFICIT)
   EQUITY                (1,190,930)    (927,764)    (576,413)       5,894      581,399        690,073
                         -----------  -----------  -----------  -----------  -----------  -------------
                       $    422,811 $    545,800 $    759,148 $  1,200,507 $  1,636,603 $    1,709,144
                         ===========  ===========  ===========  ===========  ===========  =============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                                         For the Year
                                         For the Years Ended                     For the Three Months      Ended
                                              March 31                             Ended March 31        December 31
                          --------------------------------------------------  -------------------------  -------------
                             2003         2002         2001         2000         1999         1998           1998
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
                                                                                            (Unaudited)

Loss from operations    $   (167,722) $  (163,302) $  (180,074) $  (190,926) $   (46,381)  $  (40,643)$      (181,052)
Equity in loss from
   limited
   partnerships              (95,444)    (188,049)    (402,233)    (384,579)     (62,293)     (70,760)       (267,581)
                        -------------  -----------  -----------  -----------   ----------   ----------  --------------

Net loss                $   (263,166) $  (351,351) $  (582,307) $  (575,505) $  (108,674)  $ (111,403)$      (448,633)
                        =============   ==========  ===========  ===========   ==========   ==========  ==============

Net loss allocated to:
   General partner      $     (2,632) $    (3,514) $    (5,823) $    (5,755) $    (1,087)  $   (1,114)$        (4,486)
                        =============  ===========  ===========  ===========   ==========   ==========  ==============

Limited partners        $   (260,534)    (347,837)    (576,484)    (569,750)    (107,587)   $(110,289)$      (444,147)
                         ============  ===========  ===========  ===========   ==========   ==========  ==============

Net loss per limited
   partner unit         $     (37.22) $    (49.69) $    (82.35) $    (81.39) $    (15.37)  $   (15.76)$        (63.45)
                          ===========  ===========  ===========  ===========   ==========   ==========  ==============
  Outstanding
   weighted limited
   partner units               7,000        7,000        7,000        7,000        7,000        7,000           7,000
                          ===========  ===========  ===========  ===========   ==========   ==========  ==============

                                                                                                         For the Year
                                         For the Years Ended                     For the Three Months      Ended
                                              March 31                             Ended March 31        December 31
                          --------------------------------------------------  -------------------------  -------------
                             2003         2002         2001         2000         1999         1998           1998
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
                                                                                            (Unaudited)
Net cash provided by
   (used in):
   Operating
activities              $    (15,961)$    (16,958)$    (17,774) $   (30,165) $    (4,910) $     3,849  $      (12,006)
   Investing
activities                     2,350        7,886        3,573        5,334        5,376        2,545           5,885
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
Net change in cash
  and cash equivalents       (13,611)      (9,072)     (14,201)     (24,831)         466        6,394          (6,121)

Cash and cash
  equivalents,
  beginning of period        127,554      136,626      150,827      175,658      175,192      181,313         181,313
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
Cash and cash
  equivalents, end of
  period                $    113,943 $    127,554 $    136,626  $   150,827  $   175,658  $   187,707  $      175,192

                          ===========  ===========  ===========   ==========   ==========   ==========   =============

Low Income Housing Credit per Unit was as follows for the years ended December 31:
                            2003         2002           2001             2000              1999              1998
                          ---------   ------------   ------------   ---------------    -------------     -------------
Federal                 $       21  $          54  $         120  $            145   $          145    $          145
State                            -              -              -                 -                -                 -
                          ---------   ------------   ------------   ---------------    -------------     -------------
Total                   $       21  $          54  $         120  $            145   $          145    $          145
                          =========   ============   ============   ===============    =============     =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the its most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $114,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $309,000. Liabilities at March 31, 2003 primarily consisted of $1,614,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(263,000), reflecting a decrease of $88,000 from the net loss experienced for the year ended March 31, 2002. The decrease in net loss is primarily due to the decrease in the equity in losses from limited partnerships which decreased by $93,000 to $(95,000) for the year ended March 31, 2003 from $(188,000) for the year ended March 31, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(14,000), compared to net cash used for the year ended March 31, 2002 of $(9,000). The decrease in cash used was due primarily to a decrease in distributions from limited partnerships.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(9,000), compared to net cash used for the year ended March 31, 2001 of $(14,000). The reduction in cash used was due primarily to an increase in distributions from limited partnerships.

During the years ended March 31, 2003, 2002 and 2001, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $140,000, $138,000 and $141,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                       2004        2005        2006       2007       2008      Thereafter    Total

                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------
Asset Management Fees (1)         $  1,756,753 $  144,902  $  144,902 $  144,902 $  144,902  $ 5,361,374 $  7,697,735
Capital Contributions Payable to
   Lower Tier Partnerships                   -          -           -          -          -            -            -
                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------
Total contractual cash
obligations                       $  1,756,753 $  144,902  $  144,902 $  144,902 $  144,902  $ 5,361,374 $  7,697,735
                                    ===========  =========   =========  =========  =========   ==========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 2 and 3 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnershp does not expect the adoption of SFAS No. 143 to have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 60% and 59%, of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 68%, 77% and 31% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




                                           /s/ BDO SEIDMAN, LLP

Costa Mesa, California
April 23, 2003

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                           March 31
                                                                 ------------------------------

                                                                     2003             2002
                                                                 --------------   -------------

ASSETS

Cash and cash equivalents                                      $       113,943  $      127,554
Investments in limited partnerships, net (Notes 2 and 3)               308,868         418,246
                                                                 --------------   -------------

                                                               $       422,811  $      545,800
                                                                 ==============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                       $     1,613,741  $    1,473,564
                                                                 --------------   -------------

Commitments and contingencies

Partners' deficit:
    General partner                                                    (71,452)        (68,820)
    Limited partners (12,000 units authorized; 7,000 units
     issued and outstanding)                                        (1,119,478)       (858,944)
                                                                 --------------   -------------

      Total partners' deficit                                       (1,190,930)       (927,764)
                                                                 --------------   -------------

                                                               $       422,811  $      545,800
                                                                 ==============   =============

                 See accompanying notes to financial statements
                                       19

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                           For the Years Ended
                                                                March 31
                                           ------------------------------------------------
                                               2003              2002             2001
                                           --------------    -------------    -------------
Interest income                          $         1,393   $        3,192   $          701
Distribution income                               11,110           12,032            5,549
Dividend income                                        -                -            5,134
                                           --------------    -------------    -------------
    Total income                                  12,503           15,224           11,384
                                           --------------    -------------    -------------
Operating expenses:
   Amortization (Notes 2 and 3)                   11,584            8,341           21,352
   Asset management fees (Note 3)                144,902          144,902          144,904
   Other                                          23,739           25,283           25,202
                                           --------------    -------------    -------------
    Total operating expenses                     180,225          178,526          191,458
                                           --------------    -------------    -------------
Loss from operations                            (167,722)        (163,302)        (180,074)

Equity in losses of limited
  partnerships (Note 2)                          (95,444)        (188,049)        (402,233)
                                           --------------    -------------    -------------
Net loss                                 $      (263,166) $      (351,351) $      (582,307)
                                           ==============    =============    =============

Net loss allocated to:
   General partner                       $        (2,632) $        (3,514) $        (5,823)
                                           ==============    =============    =============
   Limited partners                      $      (260,534) $      (347,837) $      (576,484)
                                           ==============    =============    =============
Net loss per limited partnership unit    $        (37.22) $        (49.69) $        (82.35)
                                           ==============    =============    =============
Outstanding weighted limited
  partner units                                    7,000            7,000            7,000
                                           ==============    =============    =============

                 See accompanying notes to financial statements
                                       20

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001



                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at March 31, 2000              $        (59,483)   $         65,377   $          5,894

Net loss                                                            (5,823)           (576,484)          (582,307)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2001                                (65,306)           (511,107)          (576,413)

Net loss                                                            (3,514)           (347,837)          (351,351)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2002                                (68,820)           (858,944)          (927,764)

Net loss                                                            (2,632)           (260,534)          (263,166)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2003                       $        (71,452)   $     (1,119,478) $      (1,190,930)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements
                                       21

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS





                                                      For the Years Ended March 31
                                               ------------------------------------------------
                                                   2003             2002              2001
                                               -------------    --------------    -------------
Cash flows from operating activities:
   Net loss                                  $     (263,166)  $      (351,351)  $     (582,307)
   Adjustments to reconcile net loss to
     net cash used in operating
activities:
     Amortization                                    11,584             8,341           21,352
     Equity in losses of limited
       partnerships                                  95,444           188,049          402,233
     Increase in accrued fees and
       expenses due to general partner
       and affiliates                               140,177           138,003          140,948
                                               -------------    --------------    -------------
Net cash used in operating activities               (15,961)          (16,958)         (17,774)
                                               -------------    --------------    -------------
Cash flows from investing activities:
   Distributions from limited
     partnerships                                     2,350             7,886            3,573
                                               -------------    --------------    -------------
Net decrease in cash and
  cash equivalents                                  (13,611)           (9,072)         (14,201)

Cash and cash equivalents, beginning of
   period                                           127,554           136,626          150,827
                                               -------------    --------------    -------------
Cash and cash equivalents, end of period     $      113,943   $       127,554   $      136,626
                                               =============    ==============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

     Taxes paid                              $          800   $           800   $          800
                                               =============    ==============    =============

                 See accompanying notes to financial statements
                                       22

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multifamily housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. No properties in the Partnership have been selected.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses from Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3).

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Concentration of Credit Risk
----------------------------

At March 31, 2003, the Partnership maintained a cash balance at a financial institution in excess of the federally insured maximum.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnershp does not expect the adoption of SFAS No. 143 to have a material effect on the Partnerhip's financial position or results of operations.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The Partnership's investment in Local Limited Partnerships as shown in the balance sheets at March 31, 2003 and 2002 are approximately $2,422,000 and $1,884,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2003 and 2002, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2003, 2002 and 2001 amounting to approximately $536,512, $430,845 and $209,414, respectively, have not been recognized. As of March 31, 2003, the aggregate share of net losses not recognized by the Partnership amounted to $2,220,722.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years Ended March 31
                                                                 -------------------------------------------------
                                                                     2003             2002              2001
                                                                 --------------   --------------    --------------
Investments per balance sheet, beginning of period             $       418,246  $       622,522   $     1,049,680
Equity in losses of limited partnerships                               (95,444)        (188,049)         (402,233)
Distributions received from limited partnerships                        (2,350)          (7,886)           (3,573)
Amortization of paid acquisition fees and costs                        (11,584)          (8,341)          (21,352)
                                                                 --------------   --------------    --------------

Investments per balance sheet, end of period                   $       308,868  $       418,246   $       622,522
                                                                 ==============   ==============    ==============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
   depreciation as of December 31, 2002 and 2001 of
   $10,502,000 and $9,667,000, respectively                                   $     18,840,000   $     19,603,000
Land                                                                                 1,354,000          1,354,000
Other assets                                                                         2,123,000          2,114,000
                                                                                ---------------    ---------------

                                                                              $     22,317,000   $     23,071,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loan payable                                                         $     23,191,000   $     23,280,000
Due to related parties                                                                 184,000            198,000
Other liabilities                                                                      396,000            388,000
                                                                                ---------------    ---------------

                                                                                    23,771,000         23,866,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.                                                (2,113,000)        (1,466,000)
Other partners                                                                         659,000            671,000
                                                                                ---------------    ---------------

                                                                                    (1,454,000)          (795,000)
                                                                                ---------------    ---------------

                                                                              $     22,317,000   $     23,071,000
                                                                                ===============    ===============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2002               2001                2000
                                                            ---------------    ---------------     ---------------
Total revenues, including interest and rent
   subsidies                                              $      3,189,000   $      3,117,000    $      3,100,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,340,000          2,223,000           2,160,000
   Interest expense                                                651,000            679,000             696,000
   Depreciation and amortization                                   834,000            836,000             851,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          3,825,000          3,738,000           3,707,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (636,000) $        (621,000)   $       (607,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (630,000) $        (615,000)   $       (601,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $        (95,000) $        (188,000)   $       (402,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $573,687 and $531,393 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $30,710, $42,391 and $272,691 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $144,902, $144,902 and $144,904 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively, of which $5,250, $5,250 and $7,000 were paid during the years ended March 31, 2003, 2002 and 2001, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                               March 31
                                              ----------------------------------

                                                         2003               2002
                                              ---------------    ---------------

Advances from WNC                            $          1,890   $          1,365

Asset management fee payable                        1,611,851          1,472,199
                                              ---------------    ---------------

                                             $      1,613,741   $      1,473,564
                                              ===============    ===============

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March
31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $          1,000    $          7,000   $              -    $          4,000

Operating expenses                             (45,000)            (51,000)           (42,000)            (42,000)

Equity in losses of limited
     partnerships                               (9,000)            (11,000)            (7,000)            (68,000)

Net loss                                       (53,000)            (55,000)           (48,000)           (107,000)

Loss available to limited partners             (53,000)            (55,000)           (48,000)           (105,000)

Loss per limited partnership unit                   (8)                 (8)                (7)                (15)

               2002
               ----

Income                                $          1,000    $          1,000   $          1,000    $         12,000

Operating expenses                             (43,000)            (66,000)           (28,000)            (41,000)

Equity in losses of limited
     partnerships                              (17,000)            (19,000)           (24,000)           (128,000)

Net loss                                       (59,000)            (84,000)           (51,000)           (157,000)

Loss available to limited partners             (58,000)            (84,000)           (50,000)           (155,000)

Loss per limited partnership unit                   (8)                (12)                (7)                (22)


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
----------------------------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.
David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director and of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

 (f)  Involvement in Certain Legal Proceedings
      ----------------------------------------

      Inapplicable.

(g)   Promoters and Control Persons
      ------------------------------

      Inapplicable.

(h)   Audit Committee Financial Expert
      ---------------------------------

      Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,902, $144,902 and $144,904 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership paid the General Partner or its affiliates $5,250, $5,250 and $7,000 of those fees during the years ended March 31, 2003, 2002 and 2001, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $22,000, $23,000 and $6,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $1,500, $4,000 and $8,000 for the General Partners for the years ended December 31, 2002, 2001 and 2000, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners
     ------------------------------------------------

No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management
     ---------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:
       ------------------------------------------------

       Report of Independent  Certified Public Accountants
       Balance Sheets, March 31, 2003 and 2002
       Statements of Operations for the years ended March 31, 2003,  2002 and
         2001
       Statements  of Partners' Equity (Deficit) for the years ended March 31,
         2003,  2002 and 2001
       Statements  of Cash Flows for the  years  ended  March  31,  2003,  2002 and 2001
       Notes to  Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:
       ---------------------------------------------------------

       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.
       --------------------

       None

(c)    Exhibits.
       ---------

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

10.4 mended and Restated Agreement of Limited Partnership of Cherokee Square, L.P. filed as exhibit 10.4 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.4.

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

10.24 Amended and Restated Agreement of Limited Partnership of Eclectic Housing, Ltd. filed as exhibit 10.24 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.24.

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

99.1   Certification  of the Principal  Executive  Officer pursuant to 18 U.S.C.
       section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2   Certification  of the Principal  Financial  Officer pursuant to 18 U.S.C.
       section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
                                       38

99.3 Financial Statements of Casa Alegre, LP, as of and for the years ended December 31, 2001 and 2000 together with independent auditors' report thereon; filed as exhibit 99.3 on form 10-K dated March 31, 2002; a significant subsidiary of the partnership.

99.4 Financial Statements of Ashland, LP, as of and for the years ended December 31, 2001 and 2000 together with independent auditors' report thereon; filed as exhibit 99.4 on form 10-K dated March 31, 2002; a significant subsidiary of the partnership.

99.5 Financial Statements of Ashland, LP, as of and for the years ended December 31, 2002 and 2001 together with independent auditors' report thereon; filed as exhibit 99.5 on form 10-K dated March 31, 2003; a significant subsidiary of the partnership. (filed herewith)

99.6 Financial Statements of Casa Alegre, LP, as of and for the years ended December 31, 2002 and 2001 together with independent auditors' report thereon; filed as exhibit 99.6 on form 10-K dated March 31, 2003; a significant subsidiary of the partnership. (filed herewith)

(d)    Financial  statement  schedules follow, as set forth in subsection (a)(2)
       --------------------------------------
       hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audits referred to in our report dated April 23, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                             /s/  BDO SEIDMAN, LLP


Costa Mesa, California
April 23, 2003

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road              Slidell,
Associates, Limited       Louisiana          $    334,000     $   334,000   $   1,437,000   $   1,858,000  $   838,000 $   1,020,000

Am-Kent                   Amite &
Associates,               Kentwood,
Ltd.                      Louisiana               232,000         232,000       1,108,000       1,588,000      647,000       941,000

Arizona I Limited         Showlow,
Partnership               Arizona                 320,000         320,000       1,473,000       1,982,000      632,000     1,350,000

Ashland Investment
Group, an Oregon
Limited                   Ashland,
Partnership               Oregon                  300,000         300,000       1,370,000       1,824,000      486,000     1,338,000

Brantley                  Brantley,
Housing, Ltd.             Alabama                 108,000         108,000         568,000         714,000      217,000       497,000

Brian's Village
Apartments, an
Oklahoma
Limited                   Mannford,
Partnership.              Oklahoma                176,000         176,000         749,000         974,000      414,000       560,000

Candleridge
Apartments of             Perry,
Perry, L.P.               Iowa                     93,000          93,000         584,000         808,000      310,000       498,000

Candleridge
Apartments of             Runnells,
Runnells, L.P.            Iowa                     58,000          58,000         365,000         509,000      195,000       314,000


Casa Allegre
Limited                   Las Vegas,
Partnership               New Mexico              318,000         318,000       1,357,000       1,930,000      579,000     1,351,000

Castroville               Castroville,
Village, Ltd.             Texas                   165,000         165,000         932,000       1,151,000      255,000       896,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee                  Rogersville,
Square, L.P.              Tennessee               202,000         202,000         967,000       1,227,000      517,000       710,000

Divall
Midland
Associates                Port
Limited                   Washington,
Partnership II            Wisconsin               234,000         234,000       1,146,000       1,557,000      662,000       895,000

Eclectic                  Eclectic,
Housing, Ltd.             Alabama                  74,000          74,000         402,000         501,000      154,000       347,000

Elizabeth
Square Associates,        Raceland,
Ltd.                      Louisiana               356,000         356,000       1,452,000       2,063,000      782,000     1,281,000

Emory Capital, L.P.       Emory, Texas             85,000          85,000         366,000         486,000      201,000       285,000

Emory Manor, L.P.         Emory, Texas            128,000         128,000         547,000         743,000      278,000       465,000

Idalou Manor, L.P.        Idalou, Texas           122,000         122,000         613,000         776,000      213,000       563,000

Jefferson                 Jefferson,
Capital, L.P.             Texas                   167,000         167,000         707,000         962,000      347,000       615,000

Jefferson                 Jefferson,
Manor, L.P.               Texas                   179,000         179,000         756,000       1,007,000      369,000       638,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview
Limited                   Beaver Dam,
Partnership               Wisconsin               264,000         264,000       1,227,000       1,589,000      486,000     1,103,000

Littlefield               Littlefield,
Manor, L.P.               Texas                   118,000         118,000         588,000         748,000      207,000       541,000

Perry County              Uniontown,
Housing, Ltd.             Alabama                  82,000          82,000         434,000         529,000      164,000       365,000

Pine Hill                 Pine Hill,
Housing, Ltd.             Alabama                 105,000         105,000         553,000         686,000      206,000       480,000

Rociada                   Hereford,
Partners Ltd.             Texas                   154,000         154,000         722,000         922,000      284,000       638,000

Wadley                    Wadley,
Housing, Ltd.             Alabama                  76,000          76,000         435,000         532,000      163,000       369,000

Whitewater
Woods Limited             Whitewater,
Partnership               Wisconsin               301,000         301,000       1,283,000       1,692,000      527,000     1,165,000

Willcox
Investment
Group,
an Arizona
Limited                   Willcox,
Partnership               Arizona                 245,000         245,000       1,048,000       1,338,000      369,000       969,000
                                            --------------  -------------- --------------- --------------- ------------ ------------
                                            $   4,996,000   $   4,996,000  $   23,189,000  $   30,696,000 $ 10,502,000  $ 20,194,000
                                            ==============  ============== =============== =============== ============ ============

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                       ---------------------------------------------------------------------------------------------
                                                               For the year ended December 31, 2002
                                       ---------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
             Partnership Name          Rental Income     Net Income\(Loss)         Acquired           Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited             $ 165,000              $(56,000)                1990       Completed               27.5

Am-Kent Associates, Ltd.                       147,000               (69,000)                1991       Completed               27.5

Arizona I Limited Partnership                  158,000               (40,000)                1990       Completed                 35

Ashland Investment Group, an
Oregon Limited Partnership.                    162,000               (18,000)                1990       Completed                 50

Brantley Housing, Ltd.                          70,000               (15,000)                1992       Completed                 40

Brian's Village Apartments,
an Oklahoma Limited Partnership.               111,000               (27,000)                1990       Completed                 30

Candleridge Apartments of Perry, L.P.          130,000               (12,000)                1992       Completed               27.5

Candleridge Apartments of Runnells, L.P.        91,000                (9,000)                1992       Completed               27.5

Casa Allegre Limited Partnership               173,000               (23,000)                1990       Completed                 40

Castroville Village, Ltd.                      153,000               (17,000)                1991       Completed                 50

Cherokee Square, L.P.                           91,000               (21,000)                1990       Completed                 50

Divall Midland Associates
Limited Partnership II                         143,000               (42,000)                1990       Completed               27.5

Eclectic Housing, Ltd.                          52,000               (10,000)                1992       Completed                 40

Elizabeth Square Associates, Ltd.              179,000               (58,000)                1994       Completed               27.5

Emory Capital, L.P.                             56,000                (5,000)                1990       Completed               27.5

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                       ---------------------------------------------------------------------------------------------
                                                               For the year ended December 31, 2002
                                       ---------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
             Partnership Name          Rental Income     Net Income\(Loss)         Acquired           Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                               84,000                (9,000)                1990       Completed                 30

Idalou Manor, L.P.                              84,000               (28,000)                1992       Completed                 40

Jefferson Capital, L.P.                         98,000                (6,000)                1990       Completed                 50

Jefferson Manor, L.P.                           99,000               (13,000)                1990       Completed                 50

Lakeview Limited Partnership                   158,000               (22,000)                1991       Completed                 35

Littlefield Manor, L.P.                         83,000               (18,000)                1991       Completed                 40

Perry County Housing, Ltd.                      61,000                 1,000                 1992       Completed                 40

Pine Hill Housing, Ltd.                         71,000                (7,000)                1992       Completed                 40

Rociada Partners Ltd.                          141,000               (26,000)                1990       Completed                 40

Wadley Housing, Ltd.                            46,000               (14,000)                1992       Completed                 40

Whitewater Woods
Limited Partnership                            180,000               (35,000)                1991       Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership                 115,000               (37,000)                1990       Completed                 50
                                           ------------            -----------
                                           $ 3,101,000             $ (636,000)
                                           ============            ===========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road              Slidell,
Associates, Limited       Louisiana          $    334,000     $   334,000   $   1,441,000   $   1,858,000  $   774,000 $   1,084,000

Am-Kent                   Amite &
Associates,               Kentwood,
Ltd.                      Louisiana               232,000         232,000       1,111,000       1,588,000      591,000       997,000

Arizona I Limited         Showlow,
Partnership               Arizona                 320,000         320,000       1,477,000       1,977,000      580,000     1,397,000

Ashland Investment
Group, an Oregon
Limited                   Ashland,
Partnership               Oregon                  300,000         300,000       1,375,000       1,824,000      452,000     1,372,000

Brantley                  Brantley,
Housing, Ltd.             Alabama                 108,000         108,000         570,000         707,000      197,000       510,000

Brian's Village
Apartments, an
Oklahoma
Limited                   Mannford,
Partnership.              Oklahoma                176,000         176,000         751,000         975,000      384,000       591,000

Candleridge
Apartments of             Perry,
Perry, L.P.               Iowa                     93,000          93,000         587,000         800,000      275,000       525,000

Candleridge
Apartments of             Runnells,
Runnells, L.P.            Iowa                     58,000          58,000         368,000         502,000      173,000       329,000


Casa Allegre
Limited                   Las Vegas,
Partnership               New Mexico              318,000         318,000       1,368,000       1,911,000      527,000     1,384,000

Castroville               Castroville,
Village, Ltd.             Texas                   165,000         165,000         938,000       1,151,000      233,000       918,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee                  Rogersville,
Square, L.P.              Tennessee               202,000         202,000         970,000       1,225,000      485,000       740,000

Divall
Midland
Associates                Port
Limited                   Washington,
Partnership II            Wisconsin               234,000         234,000       1,149,000       1,541,000      602,000       939,000

Eclectic                  Eclectic,
Housing, Ltd.             Alabama                  74,000          74,000         406,000         500,000      143,000       357,000

Elizabeth
Square Associates,        Raceland,
Ltd.                      Louisiana               356,000         356,000       1,459,000       2,063,000      708,000     1,355,000

Emory Capital, L.P.       Emory, Texas             85,000          85,000         367,000         486,000      191,000       295,000

Emory Manor, L.P.         Emory, Texas            128,000         128,000         548,000         742,000      265,000       477,000

Idalou Manor, L.P.        Idalou, Texas           122,000         122,000         615,000         776,000      194,000       582,000

Jefferson                 Jefferson,
Capital, L.P.             Texas                   167,000         167,000         709,000         962,000      331,000       631,000

Jefferson                 Jefferson,
Manor, L.P.               Texas                   179,000         179,000         758,000       1,006,000      352,000       654,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview
Limited                   Beaver Dam,
Partnership               Wisconsin               264,000         264,000       1,231,000       1,589,000      448,000     1,141,000

Littlefield               Littlefield,
Manor, L.P.               Texas                   117,000         117,000         590,000         748,000      188,000       560,000

Perry County              Uniontown,
Housing, Ltd.             Alabama                  82,000          82,000         436,000         528,000      149,000       379,000

Pine Hill                 Pine Hill,
Housing, Ltd.             Alabama                 105,000         105,000         556,000         685,000      186,000       499,000

Rociada                   Hereford,
Partners Ltd.             Texas                   154,000         154,000         725,000         922,000      262,000       660,000

Wadley                    Wadley,
Housing, Ltd.             Alabama                  76,000          76,000         436,000         528,000      148,000       380,000

Whitewater
Woods Limited             Whitewater,
Partnership               Wisconsin               301,000         301,000       1,287,000       1,692,000      486,000     1,206,000

Willcox
Investment
Group,
an Arizona
Limited                   Willcox,
Partnership               Arizona                 246,000         246,000       1,052,000       1,338,000      343,000       995,000
                                            --------------  -------------- --------------- --------------- ------------ ------------
                                            $   4,996,000   $   4,996,000  $   23,280,000  $   30,624,000 $  9,667,000  $ 20,957,000
                                            ==============  ============== =============== =============== ============ ============

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                       ---------------------------------------------------------------------------------------------
                                                               For the year ended December 31, 2001
                                       ---------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
             Partnership Name          Rental Income     Net Income\(Loss)         Acquired           Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
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

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                       ---------------------------------------------------------------------------------------------
                                                               For the year ended December 31, 2001
                                       ---------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
             Partnership Name          Rental Income     Net Income\(Loss)         Acquired           Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                               81,000               (13,000)                1990       Completed                 30

Idalou Manor, L.P.                              83,000               (16,000)                1992       Completed                 40

Jefferson Capital, L.P.                         97,000                (2,000)                1990       Completed                 50

Jefferson Manor, L.P.                           98,000                (9,000)                1990       Completed                 50

Lakeview Limited Partnership                   152,000               (28,000)                1991       Completed                 35

Littlefield Manor, L.P.                         79,000               (12,000)                1991       Completed                 40

Perry County Housing, Ltd.                      45,000               (11,000)                1992       Completed                 40

Pine Hill Housing, Ltd.                         59,000               (10,000)                1992       Completed                 40

Rociada Partners Ltd.                          139,000               (28,000)                1990       Completed                 40

Wadley Housing, Ltd.                            42,000               (18,000)                1992       Completed                 40

Whitewater Woods
Limited Partnership                            172,000               (35,000)                1991       Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership                 116,000               (21,000)                1990       Completed                 50
                                           ------------            -----------
                                           $ 3,003,000             $ (621,000)
                                           ============            ===========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road              Slidell,
Associates, Limited       Louisiana          $    334,000     $   334,000   $   1,444,000   $   1,858,000  $   709,000 $   1,149,000

Am-Kent                   Amite &
Associates,               Kentwood,
Ltd.                      Louisiana               232,000         232,000       1,114,000       1,588,000      535,000     1,053,000

Arizona I Limited         Showlow,
Partnership               Arizona                 320,000         320,000       1,480,000       1,973,000      525,000     1,448,000

Ashland Investment
Group, an Oregon
Limited                   Ashland,
Partnership               Oregon                  300,000         300,000       1,381,000       1,825,000      419,000     1,406,000

Brantley                  Brantley,
Housing, Ltd.             Alabama                 108,000         108,000         572,000         706,000      178,000       528,000

Brian's Village
Apartments, an
Oklahoma
Limited                   Mannford,
Partnership.              Oklahoma                176,000         176,000         753,000         974,000      353,000       621,000

Candleridge
Apartments of             Perry,
Perry, L.P.               Iowa                     93,000          93,000         590,000         776,000      242,000       534,000

Candleridge
Apartments of             Runnells,
Runnells, L.P.            Iowa                     58,000          58,000         371,000         492,000      153,000       339,000


Casa Allegre
Limited                   Las Vegas,
Partnership               New Mexico              318,000         318,000       1,378,000       1,906,000      473,000     1,433,000

Castroville               Castroville,
Village, Ltd.             Texas                   165,000         165,000         944,000       1,150,000      210,000       940,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Cherokee                  Rogersville,
Square, L.P.              Tennessee               202,000         202,000         973,000       1,225,000      452,000       773,000

Divall
Midland
Associates                Port
Limited                   Washington,
Partnership II            Wisconsin               234,000         234,000       1,153,000       1,533,000      543,000       990,000

Eclectic                  Eclectic,
Housing, Ltd.             Alabama                  74,000          74,000         409,000         500,000      132,000       368,000

Elizabeth
Square Associates,        Raceland,
Ltd.                      Louisiana               356,000         356,000       1,465,000       2,063,000      635,000     1,428,000

Emory Capital, L.P.       Emory, Texas             85,000          85,000         368,000         486,000      181,000       305,000

Emory Manor, L.P.         Emory, Texas            128,000         128,000         550,000         742,000      253,000       489,000

Idalou Manor, L.P.        Idalou, Texas           122,000         122,000         616,000         776,000      174,000       602,000

Jefferson                 Jefferson,
Capital, L.P.             Texas                   167,000         167,000         711,000         962,000      316,000       646,000

Jefferson                 Jefferson,
Manor, L.P.               Texas                   179,000         179,000         760,000       1,007,000      336,000       671,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Lakeview
Limited                   Beaver Dam,
Partnership               Wisconsin               264,000         264,000       1,234,000       1,589,000      411,000     1,178,000

Littlefield               Littlefield,
Manor, L.P.               Texas                   117,000         117,000         592,000         746,000      170,000       576,000

Perry County              Uniontown,
Housing, Ltd.             Alabama                  82,000          82,000         437,000         527,000      135,000       392,000

Pine Hill                 Pine Hill,
Housing, Ltd.             Alabama                 105,000         105,000         559,000         680,000      166,000       514,000

Rociada                   Hereford,
Partners Ltd.             Texas                   154,000         154,000         727,000         922,000      239,000       683,000

Wadley                    Wadley,
Housing, Ltd.             Alabama                  76,000          76,000         437,000         527,000      132,000       395,000

Whitewater
Woods Limited             Whitewater,
Partnership               Wisconsin               301,000         301,000       1,290,000       1,692,000      444,000     1,248,000

Willcox
Investment
Group,
an Arizona
Limited                   Willcox,
Partnership               Arizona                 246,000         246,000       1,055,000       1,338,000      316,000     1,022,000
                                            --------------  -------------- --------------- --------------- ------------ ------------
                                            $   4,996,000   $   4,996,000  $   23,363,000  $   30,563,000 $  8,832,000  $ 21,731,000
                                            ==============  ============== =============== =============== ============ ============

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                       ---------------------------------------------------------------------------------------------
                                                               For the year ended December 31, 2000
                                       ---------------------------------------------------------------------------------------------
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

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                       ---------------------------------------------------------------------------------------------
                                                               For the year ended December 31, 2000
                                       ---------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
             Partnership Name          Rental Income     Net Income\(Loss)         Acquired           Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                               80,000               (21,000)                1990       Completed                 30

Idalou Manor, L.P.                              82,000               (20,000)                1992       Completed                 40

Jefferson Capital, L.P.                         86,000               (12,000)                1990       Completed                 50

Jefferson Manor, L.P.                           96,000               (20,000)                1990       Completed                 50

Lakeview Limited Partnership                   144,000               (46,000)                1991       Completed                 35

Littlefield Manor, L.P.                         69,000               (28,000)                1991       Completed                 40

Perry County Housing, Ltd.                      44,000               (11,000)                1992       Completed                 40

Pine Hill Housing, Ltd.                         57,000               (12,000)                1992       Completed                 40

Rociada Partners Ltd.                          142,000               (20,000)                1990       Completed                 40

Wadley Housing, Ltd.                            48,000               (14,000)                1992       Completed                 40

Whitewater Woods
Limited Partnership                            171,000               (37,000)                1991       Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership                 119,000               (21,000)                1990       Completed                 50
                                           ------------            -----------
                                           $ 2,962,000             $ (607,000)
                                           ============            ===========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  June 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 24, 2003


By:      /s/ Thomas J. Riha
         -------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 24, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  June 24, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  June 24, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDIT FUND II, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the ffectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 24, 2003

     /s/  Wilfred N. Cooper, Jr.
     ---------------------------

     Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I,   Thomas J. Riha, certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDIT FUND II, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 24, 2003


     /s/  Thomas J. Riha
     -------------------
     Vice-President - Chief Financial Officer of WNC & Associates, Inc.