Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2003-08-20
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                           June 30, 2003 and March 31, 2003 ...................3

                  Statements of Operations
                           For the three months ended June 30, 2003 and 2002...4

                  Statement of Partners' Deficit
                           For the three months ended June 30, 2003............5

                  Statements of Cash Flows
                           For the three months ended June 30, 2003 and 2002...6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

         Certifications Pursuant To  18 U.S.C. Section 1350...................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                       June 30, 2003               March 31, 2003
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              118,273       $             113,943
Investments in limited partnerships, net (Note 2)                               294,600                     308,868
                                                                   ----------------------       ----------------------

                                                                 $              412,873       $             422,811
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,656,954       $           1,613,741
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (71,984)                    (71,452)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,172,097)                 (1,119,478)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,244,081)                 (1,190,930)
                                                                   ----------------------       ----------------------

                                                                 $              412,873       $             422,811
                                                                   ======================       ======================

                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                      2003                                   2002
                                         --------------------------------        ------------------------------
                                                      Three                                  Three
                                                     Months                                 Months
                                         --------------------------------        ------------------------------

Interest income                        $                            146        $                          555
Distribution income                                               3,034                                     -
                                         --------------------------------        ------------------------------
                                                                  3,180                                   555
                                         --------------------------------        ------------------------------


Operating expenses:
   Amortization (Note 2)                                          2,896                                 2,896
   Asset management fees (Note 3)                                36,226                                36,226
   Legal and accounting                                           3,570                                 3,678
   Other                                                          3,417                                 1,777
                                         --------------------------------        ------------------------------

      Total operating expenses                                   46,109                                44,577
                                         --------------------------------        ------------------------------

Loss from operations                                            (42,929)                              (44,022)

Equity in losses of
   limited partnerships (Note 2)                                (10,222)                               (9,053)
                                         --------------------------------        ------------------------------

Net loss                               $                        (53,151)       $                      (53,075)
                                         ================================        ==============================

Net loss allocated to:
   General Partner                     $                           (532)       $                         (531)
                                         ================================        ==============================

   Limited Partners                    $                        (52,619)       $                      (52,544)
                                         ================================        ==============================

Net loss per weighted limited
  partner unit                         $                             (8)       $                           (8)
                                         ================================        ==============================

Outstanding weighted limited
  partner units                                                   7,000                                 7,000
                                         ================================        ==============================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------


Partners' deficit at  March 31,  2003                  $           (71,452)    $     (1,119,478)    $   (1,190,930)

Net loss                                                              (532)             (52,619)           (53,151)
                                                         -------------------     ----------------     --------------

Partners' deficit at June 30, 2003                     $           (71,984)    $     (1,172,097)    $   (1,244,081)
                                                         ===================     ================     ==============



                 See accompanying notes to financial statements
                                       5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                                 2003                   2002
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (53,151)   $          (53,075)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                      10,222                 9,053
        Amortization                                                                   2,896                 2,896
            Change in accrued fees and expenses due to
           General Partner and affiliates                                             43,213                35,803
                                                                          --------------------    ------------------

Net cash provided by (used in) operating activities                                    3,180                (5,323)
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                           1,150                 5,878
                                                                          --------------------    ------------------

Net increase in cash and cash equivalents                                              4,330                   555
                                                                          --------------------    ------------------

Cash and cash equivalents, beginning of period                                       113,943               127,554
                                                                          --------------------    ------------------

Cash and cash equivalents, end of period                                $            118,273    $          128,109
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Tax Paid                                                        $                  -    $              800
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partners have no employees of their own.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Equity in losses from Local Limited Partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained a cash balance at a financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three Months                For the Year
                                                                           Ended                           Ended
                                                                       June 30, 2003                  March 31, 2003
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $              308,868            $          418,246
Equity in losses of limited partnerships                                        (10,222)                      (95,444)
Distributions received                                                           (1,150)                       (2,350)
Amortization of capitalized acquisition fees and costs                           (2,896)                      (11,584)
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $              294,600            $          308,868
                                                                   ======================            ==================



Selected financial information for the three months ended June 31, 2003 and 2002, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2003                          2002
                                                                           ----                          ----

Revenues                                                          $            797,000           $          779,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                             163,000                      169,000
  Depreciation & amortization                                                  221,000                      209,000
  Operating expenses                                                           572,000                      556,000
                                                                    -------------------            -----------------
     Total expenses                                                            956,000                      934,000
                                                                    -------------------            -----------------

Net loss                                                          $           (159,000)          $         (155,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $           (157,000)          $         (154,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $            (10,000)          $           (9,000)
                                                                    ===================            =================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,226 were incurred during each of the three months ended June 30, 2003 and 2002. The partnership paid $0 to the General Partner or its affiliates for those fees during the three months ended June 30, 2003 and $3,500 during the three months ended June 30, 2002.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.


The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                    June 30, 2003                 March 31, 2003
                                                                -----------------------       -----------------------

   Advances from WNC                                          $                 8,877       $                 1,890
   Asset management fee payable                                             1,648,077                     1,611,851
                                                                -----------------------       -----------------------
   Total accrued fees and expenses due to

       General Partner and affiliates                         $             1,656,954       $             1,613,741
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted of $118,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $295,000. Liabilities at June 30, 2003 consisted of $1,657,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(53,000), reflecting no change from the net loss for the three months ended June 30, 2002 of $(53,000). A net increase of $(1,000) in equity in losses of limited partnerships to $(10,000) for the three months ended June 30, 2003 from approximately $(9,000) for the three months ended June 30, 2002 offsets a decrease of $1,000 in loss from operations.

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net cash provided during the three months ended June 30, 2003 was $4,000, reflecting an increase of approximately $3,000, compared to net cash provided for the three months ended June 30, 2002 of $1,000. The change is due to a decrease in cash used for operating activities of $8,000 offset by a decrease in distributions of received of $5,000.

During the three months ended June 30, 2003, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $43,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

(b)       Exhibits.
          ---------

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

Date:  August 19, 2003





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 19, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND II, L.P.;

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

          Date:  August 19, 2003

          /s/  Wilfred N. Cooper, Jr.
          ---------------------------

          President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND II, L.P.;

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

          Date:  August 19, 2003


          /s/  Thomas J. Riha
          -------------------

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.