Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2003-11-14
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                   17782 Sky Park Cirlce Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)


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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2003


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

       Balance Sheets
           September 30, 2003 and March 31, 2003 ..............................3

       Statements of Operations
           For the three and six months ended September 30, 2003 and 2002......4

       Statement of Partners' Deficit
           For the six months ended September 30, 2003.........................5

       Statements of Cash Flows
           For the six months ended September 30, 2003 and 2002................6

       Notes to Financial Statements ..........................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........16

   Item 4. Procedures and Controls............................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................17

   Item 6. Exhibits and Reports on Form 8-K...................................17

   Signatures ................................................................18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    September 30, 2003             March 31, 2003
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              108,660       $             113,943
Investments in limited partnerships, net (Note 2)                               270,816                     308,868
                                                                   ----------------------       ----------------------

                                                                 $              379,476       $             422,811
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,691,292       $           1,613,741
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (72,661)                    (71,452)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,239,155)                 (1,119,478)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,311,816)                 (1,190,930)
                                                                   ----------------------       ----------------------

                                                                 $              379,476       $             422,811
                                                                   ======================       ======================


                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For the Three and Six Months Ended September 30, 2003
                                   (unaudited)

                                               2003                   2003                  2002                  2002
                                         ------------------    -------------------    ------------------    ------------------
                                               Three                  Six                   Three                  Six
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------

Interest income                        $              141    $               287    $              471    $            1,026
Distribution income                                 7,406                 10,440                 6,547                 6,547
                                         ------------------    -------------------    ------------------    ------------------

                                                    7,547                 10,727                 7,018                 7,573
                                         ------------------    -------------------    ------------------    ------------------

Operating expenses:
   Amortization (Note 2)                            2,896                  5,791                 2,896                 5,792
   Asset management fees (Note 3)                  36,226                 72,452                36,226                72,452
   Legal and accounting                            14,425                 17,995                11,820                15,498
   Other                                            1,114                  4,532                     -                 1,777
                                         ------------------    -------------------    ------------------    ------------------

      Total operating expenses                     54,661                100,770                50,942                95,519
                                         ------------------    -------------------    ------------------    ------------------

Loss from operations                              (47,114)               (90,043)              (43,924)              (87,946)

Equity in losses of
   limited partnerships (Note 2)                  (20,621)               (30,843)              (11,373)              (20,426)
                                         ------------------    -------------------    ------------------    ------------------

Net loss                               $          (67,735)   $          (120,886)   $          (55,297)   $         (108,372)
                                         ==================    ===================    ==================    ==================

Net loss allocated to:
   General Partner                     $             (677)   $            (1,209)   $             (553)   $           (1,084)
                                         ==================    ===================    ==================    ==================

   Limited Partners                    $          (67,058)   $          (119,677)   $          (54,744)   $         (107,288)
                                         ==================    ===================    ==================    ==================

Net loss per weighted limited
  partner unit                         $              (10)   $               (17)   $               (8)   $              (15)
                                         ==================    ===================    ==================    ==================

Outstanding weighted limited
  partner units                                     7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================




                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2003
                                   (unaudited)

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------


Partners' deficit at  March 31,  2003                  $           (71,452)    $     (1,119,478)    $   (1,190,930)

Net loss                                                            (1,209)            (119,677)          (120,886)
                                                         -------------------     ----------------     --------------

Partners' deficit at September 30, 2003                $           (72,661)    $     (1,239,155)    $   (1,311,816)
                                                         ===================     ================     ==============



                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)


                                                                                 2003                   2002
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $           (120,886)   $         (108,372)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                      30,843                20,426
        Amortization                                                                   5,791                 5,792
        Change in accrued fees and expenses due to
           General Partner and affiliates                                             77,551                65,837
                                                                          --------------------    ------------------
Net cash used in operating activities                                                 (6,701)              (16,317)
                                                                          --------------------    ------------------
Cash flows from investing activities:
     Distributions from limited partnerships                                           1,418                 1,736
                                                                          --------------------    ------------------
Net decrease in cash and cash equivalents                                             (5,283)              (14,581)

Cash and cash equivalents, beginning of period                                       113,943               127,554
                                                                          --------------------    ------------------
Cash and cash equivalents, end of period                                $            108,660    $          112,973
                                                                          ====================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Tax Paid                                                        $                  -    $              800
                                                                          ====================    ==================


                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

Equity in losses from Local Limited Partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained a cash balance at a financial institution in excess of the federally insured maximum.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)



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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Six Months                 For the Year
                                                                           Ended                           Ended
                                                                    September 30, 2003                March 31, 2003
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $              308,868            $          418,246
Equity in losses of limited partnerships                                        (30,843)                      (95,444)
Distributions received                                                           (1,418)                       (2,350)
Amortization of capitalized acquisition fees and costs                           (5,791)                      (11,584)
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $              270,816            $          308,868
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2003 and 2002, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2003                          2002
                                                                           ----                          ----

Revenues                                                          $          1,594,000           $        1,557,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                             325,000                      339,000
  Depreciation & amortization                                                  443,000                      418,000
  Operating expenses                                                         1,144,000                    1,111,000
                                                                    -------------------            -----------------
     Total expenses                                                          1,912,000                    1,868,000
                                                                    -------------------            -----------------

Net loss                                                          $           (318,000)          $         (311,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $           (315,000)          $         (307,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $            (31,000)          $          (20,000)
                                                                    ===================            =================


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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,452 were incurred during each of the six months ended September 30, 2003 and 2002. The partnership paid $0 and $5,250 to the General Partner or its affiliates for those fees during the six months ended September 30, 2003 and 2002, respectively.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued
---------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                  September 30, 2003              March 31, 2003
                                                                -----------------------       -----------------------

   Advances from WNC                                          $                 6,989       $                 1,890
   Asset management fee payable                                             1,684,303                     1,611,851
                                                                -----------------------       -----------------------
   Total accrued fees and expenses due to
       General Partner and affiliates                         $             1,691,292       $             1,613,741
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted of $109,000 in cash and aggregate investments in the twenty-seven Local Limited Partnerships of $271,000. Liabilities at September 30, 2003 consisted of $1,691,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(68,000), reflecting an increase of $(13,000) from the net loss for the three months ended September 30, 2002 of $(55,000). The increase in net loss is due to an increase in equity in losses of limited partnerships of $(10,000) to $(21,000) for the three months ended September 30, 2003 from approximately $(11,000) for the three months ended September 30, 2002. Along with an increase in loss from operations of $(3,000) for the three months ended September 30, 2003 to $(47,000) from $(44,000) for the three months ended September 30, 2002. This change was due to a combined increase in accounting, legal and other expenses of approximately $(4,000) and an increase in operating income of $1,000.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(121,000), reflecting an increase of $(13,000) from the net loss for the six months ended September 30, 2002 of $(108,000). The increase in net loss is due to an increase in equity in losses of limited partnerships of $(11,000) to $(31,000) for the six months ended September 30, 2003 from approzimately
$(20,000) for the six months ended September 30, 2003. Along with income increasing by $3,000 to $11,000 for the six months ended September 30, 2003 from $8,000 for the six months ended September 30, 2002 offset with a combined increase in legal, accounting and other expenses of $(5,000).

Cash Flows

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. Net cash used during the six months ended September 30, 2003 was ($5,000), reflecting a decrease of approximately $10,000, compared to net cash used for the six months ended September 30, 2002 of $(15,000). The change is primarily due to an increase in the accrued fees due to the General Partner of approximately $12,000, offset by an increase of approximately $(2,000) in the loss from operations.

During the six months ended September 30, 2003, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $78,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------


31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a/)15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date: November 14, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2003