Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2004-07-16
CIK 860331

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND II, L.P.
             (Exact name of registrant as specified in its charter)

                 California                               33-0391979
               (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)          Identification No.)


              17782 Sky Park Circle                       92614-6404
              Irvine, CA                                  (Zip Code)
              (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

                                      NONE

PART I

Item 1.  Business

Organization

WNC Housing Tax Credit Fund II, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on January 19, 1990. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low Income Housing Credits").

The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). The chairman and president of WNC & Associates, Inc.
("Associates") owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2004, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce the Limited Partners tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.


There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates and for the periods indicated:

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Airport Road              Slidell,       Clifford E. Olsen,
Associates,               Louisiana      Olsen Securities
Limited                                  Corporation          $  334,000    $334,000     40      97%     $   695,000     $ 1,433,000

Am-Kent                   Amite &
Associates,               Kentwood,      Olsen Securities
Ltd.                      Louisiana      Corporation             232,000     232,000     32      97%         585,000       1,104,000

Arizona I                 Showlow,
Limited                   Arizona        Western States
Partnership                              Housing Corporation
                                         and Joe W. Roberts
                                         Company                 320,000     320,000     42      64%         617,000       1,468,000

Ashland                   Ashland,       Ronald D.
Investment                Oregon         Bettencourt
Group, an
Oregon
Limited
Partnership                                                     300,000     300,000      40     100%         666,000       1,365,000

Brantley                  Brantley,      Thomas H.
Housing,                  Alabama        Cooksey and
Ltd.                                     Apartment
                                         Developers,
                                         Inc.                   108,000     108,000      19      79%         287,000         566,000

Brian's                   Mannford,      Robert W.
Village                   Oklahoma       Green and
Apartments,                              Emerald
an Oklahoma                              Development
Limited                                  Co., Inc.
Partnership.                                                    176,000     176,000      28      93%         374,000         747,000

Candleridge               Perry,         Eric A
Apartments                Iowa           Sheldahl
of Perry,
L.P.                                                             93,000      93,000      23     100%         224,000         581,000

Candleridge               Runnells,      Eric A.
Apartments of             Iowa           Sheldahl
Runnells, L.P.                                                   58,000      58,000      15      87%         141,000         362,000

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Casa                      Las Vegas,     Western States
Allegre                   New            Housing
Limited                   Mexico         Corporation,
Partnership                              ABO Corporation and
                                         Alan D. Nofsker        318,000     318,000      42     100%         635,000       1,346,000

Castroville               Castroville,   Doublekaye
Village,                  Texas          Corp and
Ltd.                                     Gary L. Kersch         165,000     165,000      40      95%         426,000         925,000

Cherokee                  Rogersville,   Douglas B.
Square,                   Tennessee      Parker and
L.P.                                     Billy D. Cobb          202,000     202,000      31      97%         418,000         964,000

Divall                    Port
Midland                   Washington,    Gary J.
Associates                Wisconsin      DiVall
Limited
Partnership
II                                                              234,000     234,000      32      88%         489,000       1,141,000

Eclectic                  Eclectic,      Thomas H.
Housing,                  Alabama        Cooksey and
Ltd.                                     Apartment
                                         Developers,
                                         Inc.                    74,000      74,000      15     100%         216,000         399,000

Elizabeth                 Raceland,      Olsen
Square                    Louisiana      Securities
Associates,                              Corp.
Ltd.                                                            356,000     356,000      48      96%         748,000       1,445,000

Emory                     Emory,         1600 Capital
Capital,                  Texas          Company,
L.P.                                     Inc.                    85,000      85,000      16     100%         175,000         364,000

Emory                     Emory,         1600 Capital
Manor,                    Texas          Company,
L.P.                                     Inc.                   128,000     128,000      24     100%         206,000         545,000

Idalou                    Idalou,        1600 Capital
Manor,                    Texas          Company,
L.P.                                     Inc.                   122,000     122,000      24     100%         290,000         611,000

Jefferson                 Jefferson,     1600 Capital
Capital,                  Texas          Company,
L.P.                                     Inc.                   167,000     167,000      30      97%         269,000         705,000

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Jefferson                 Jefferson,     1600 Capital
Manor,                    Texas          Company,
L.P.                                     Inc.                   179,000     179,000      32      94%         362,000         753,000

Lakeview                  Beaver Dam,    Thomas G
Limited                   Wisconsin .    Larson,
Partnership                              William H.
                                         Larson, and
                                         Raymond L.
                                         Tetzlaff               264,000     264,000      40     100%         528,000       1,223,000

Littlefield               Littlefield,   1600 Capital
Manor,                    Texas          Company,
L.P.                                     Inc.                   118,000     118,000      24      96%         280,000         586,000

Perry                     Uniontown,     Thomas H.
County                    Alabama        Cooksey and
Housing,                                 Apartment
Ltd.                                     Developers,
                                         Inc.                    82,000      82,000      15      80%         215,000         433,000

Pine Hill                 Pine           Thomas H.
Housing,                  Hill,          Cooksey and
Ltd.                      Alabama        Apartment
                                         Developers,
                                         Inc.                   105,000     105,000      19      95%         267,000         549,000

Rociada                   Hereford,      Richard
Partners                  Texas          Lee (Rick)
Ltd.                                     Brown                  154,000     154,000      28      93%         316,000         720,000

Wadley                    Wadley,        Thomas H.
Housing,                  Alabama        Cooksey and
Ltd.                                     Apartment
                                         Developers,
                                         Inc.                    76,000      76,000      15      80%         213,000         433,000

Whitewater                Whitewater,    Thomas G.
Woods                     Wisconsin      Larson,
Limited                                  William H.
Partnership                              Larson, and
                                         Raymond L.
                                         Tetzlaff               301,000     301,000      40      95%         603,000       1,279,000

Willcox                   Willcox,       John P.
Investment                Arizona        Casper
Group, an
Arizona
Limited
Partnership                                                     245,000     245,000      30      93%        490,000        1,045,000
                                                            ----------- -----------    -----    ----    -----------      -----------

                                                            $ 4,996,000 $ 4,996,000     784      93%    $10,735,000      $23,092,000
                                                            =========== ===========    =====    ====    ===========      ===========

(1) Represents aggregate total anticipated Low Income Housing Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Substantially all of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate Low-Income Housing Credits being allocated to the Limited Partners in the future.

                                 --------------------------------------------------------------------------
                                                   For the year ended December 31, 2003
                                 --------------------------------------------------------------------------
                                                                                     Low Income Housing
                                                                                      Credits Allocated to
        Partnership Name            Rental Income     Net Income/(Loss)                  Partnership
-----------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited           $ 180,000            $ (40,000)                             99%

Am-Kent Associates, Ltd.                     166,000              (37,000)                             99%

Arizona I Limited Partnership                134,000              (72,000)                             99%

Ashland Investment Group, an
Oregon Limited Partnership                   173,000              (37,000)                             99%

Brantley Housing, Ltd.                        65,000              (11,000)                             99%


Brian's Village Apartments, an
Oklahoma Limited Partnership.                107,000              (30,000)                             99%

Candleridge Apartments of
Perry, L.P.                                  125,000              (10,000)                             99%

Candleridge Apartments of
Runnells, L.P.                                91,000               (8,000)                             99%


Casa Allegre Limited Partnership             198,000                6,000                              99%

Castroville Village, Ltd.                    179,000              (21,000)                             99%

Cherokee Square, L.P.                         91,000              (39,000)                             99%

Divall Midland Associates
Limited Partnership II                       153,000             (104,000)                             99%

Eclectic Housing, Ltd.                        54,000                1,000                              99%

Elizabeth Square Associates,
Ltd.                                         182,000              (56,000)                             99%

Emory Capital, L.P.                           63,000               (3,000)                             99%

Emory Manor, L.P.                             87,000               (9,000)                             99%

Idalou Manor, L.P.                            89,000              (19,000)                             99%

Jefferson Capital, L.P.                      108,000               10,000                              99%

Jefferson Manor, L.P.                        106,000               (1,000)                             99%

Lakeview Limited Partnership                 165,000              (24,000)                             99%

Littlefield Manor, L.P.                       83,000              (15,000)                             99%

                                 --------------------------------------------------------------------------
                                                   For the year ended December 31, 2003
                                 --------------------------------------------------------------------------
                                                                                    Low Income Housing
                                                                                     Credits Allocated to
        Partnership Name            Rental Income     Net Income/(Loss)                 Partnership
-----------------------------------------------------------------------------------------------------------
Perry County Housing, Ltd.                    62,000                2,000                             99%

Pine Hill Housing, Ltd.                       71,000               (6,000)                            99%

Rociada Partners Ltd.                        147,000              (33,000)                            99%

Wadley Housing, Ltd.                          54,000               (9,000)                            99%

Whitewater Woods Limited
Partnership                                  184,000              (52,000)                            99%

Willcox Investment Group, an
Arizona Limited Partnership                  134,000              (27,000)                            99%
                                         -----------           ----------

                                         $ 3,251,000           $ (644,000)
                                         ===========           ==========




Item 3. Legal Proceedings

NONE.

Item 4. Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 552 Limited Partners and 10 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                    March 31
                         ---------------------------------------------------------------

                            2004         2003         2002         2001         2000
                         -----------  -----------  -----------  -----------  -----------

ASSETS
Cash and cash
   equivalents         $    101,711 $    113,943 $    127,554 $    136,626 $    150,827
Investments in
   limited
   partnerships, net              -      308,868      418,246      622,522    1,049,680
                         -----------  -----------  -----------  -----------  -----------

                       $    101,711 $    422,811 $    545,800 $    759,148 $  1,200,507
                         ===========  ===========  ===========  ===========  ===========

LIABILITIES
Accrued fees and
   expenses due to
   general partner
   and affiliates      $  1,758,534 $  1,613,741 $  1,473,564 $  1,335,561 $  1,194,613

PARTNERS' (DEFICIT)
   EQUITY                (1,656,823)  (1,190,930)    (927,764)    (576,413)       5,894
                         -----------  -----------  -----------  -----------  -----------

                       $    101,711 $    422,811 $    545,800 $    759,148 $  1,200,507
                         ===========  ===========  ===========  ===========  ===========


Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                               For the Years Ended
                                                     March 31
                          ---------------------------------------------------------------

                             2004         2003         2002         2001         2000
                          -----------  -----------  -----------   ----------   ----------
Loss from operations
(Note 1)                $   (426,672)$   (167,722)$   (163,302)$   (180,074)$   (190,926)
Equity in loss from
   limited
   partnerships              (39,221)     (95,444)    (188,049)    (402,233)    (384,579)
                          -----------  -----------  -----------   -----------  ----------

Net loss                $   (465,893)$   (263,166)$   (351,351)$   (582,307)$   (575,505)
                          ===========  ===========  ===========   ==========   ==========
Net loss allocated to:
   General partner      $     (4,659)$     (2,632)$     (3,514)$     (5,823)$     (5,755)
                          ===========  ===========  ===========   ==========   ==========
   Limited partners     $   (461,234)$   (260,534)$   (347,837)$   (576,484)$   (569,750)
                          ===========  ===========  ===========   ==========   ==========

Net loss per limited
   partner unit         $     (65.89)$     (37.22)$     (49.69)$     (82.35)$     (81.39)
                          ===========  ===========  ===========   ==========   ==========
  Outstanding
   weighted limited
   partner units               7,000        7,000        7,000        7,000        7,000
                          ===========  ===========  ===========   ==========   ==========

Note 1 - Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investments in limited partnerships of $256,646. (See Note 2 to the audited financial statements.)

                                               For the Years Ended
                                                     March 31
                          ---------------------------------------------------------------

                             2004         2003         2002         2001         2000
                          -----------  -----------  -----------   ----------   ----------
Net cash provided by
  (used in):
Operating
  ctivities             $    (13,650)$    (15,961)  $  (16,958)  $  (17,774)  $  (30,165)
Investing
  activities                   1,418        2,350        7,886        3,573        5,334
                          -----------  -----------  -----------   ----------   ----------
Net change in cash
  and cash equivalents       (12,232)     (13,611)      (9,072)     (14,201)     (24,831)

Cash and cash
  equivalents,
  beginning of period        113,943      127,554      136,626      150,827      175,658
                          -----------  -----------  -----------   ----------   ----------
Cash and cash
  equivalents, end of
  period                $    101,711 $    113,943   $  127,554   $  136,626   $  150,827
                          ===========  ===========  ===========   ==========   ==========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                             2003         2002          2001             2000              1999
                          -----------  -----------   ------------   ---------------    ------------
Federal                 $         10 $         21  $          54  $            120   $          145
State                              -            -              -                 -                -
                          -----------  -----------   ------------   ---------------    -------------

Total                   $         10 $         21  $          54  $            120   $          145
                          ===========  ===========   ============   ===============    =============

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction.. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partner investors in Units will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related tax credits could occur.

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of $102,000 in cash. Liabilities at March 31, 2004 primarily consisted of $1,759,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. The Partnership's net loss for the year ended March 31, 2004 was $(466,000), reflecting an increase of $(203,000) from the net loss experienced for the year ended March 31, 2003. The increase in net loss is primarily due to the increase in loss from operations of $(259,000) for the year ended March 31, 2004 compared to the year ended March 31, 2003. The increase in loss from operations was primarily caused by a $(257,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in two limited partnerships. That increase was offset by a decrease in the equity in losses from limited partnerships which decreased by $56,000 to $(39,000) for the year ended March 31, 2004 from $(95,000) for the year ended March 31, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. Net cash used during the year ended March 31, 2004 was $(12,000), compared to net cash used for the year ended March 31, 2003 of $(14,000). The decrease in cash used was due primarily to a decrease in cash used in operating activities.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(14,000), compared to net cash used for the year ended March 31, 2002 of $(9,000). The decrease in cash used was due primarily to a decrease in distributions from limited partnerships.

During the years ended March 31, 2004, 2003 and 2002, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $ 145,000, $140,000 and $138,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2004:

                                       2005        2006        2007       2008       2009      Thereafter    Total

                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------

Asset Management Fees (1)         $  1,903,436 $  144,902  $  144,902 $  144,902 $  144,902  $ 5,361,374 $  7,844,358
Capital Contributions Payable to
   Lower Tier Partnerships                   -          -           -          -          -            -            -
                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------
Total contractual cash
obligations                       $  1,903,436 $  144,902  $  144,902 $  144,902 $  144,902  $ 5,361,374 $  7,844,358
                                    ===========  =========   =========  =========  =========   ==========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2004 have been included in the 2005 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 2 and 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund II, L.P.


     We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $29,000 of the Partnership's net loss for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The  Partnership   currently  has  insufficient  working  capital  to  fund
obligations to an affiliate of the General Partner for asset management services. As discussed in Note 1 to the financial statements, the Partnership would be adversely affected, should the affiliate of the General Partner, WNC & Associates, Inc., demand current payment of existing contractual obligations and/or suspend services for this or any other reason.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 8, 2004

             Report of Independent Registered Public Accounting Firm


To the Partners
WNC Housing Tax Credit Fund II, L.P.


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 60% of the total assets of the Partnership at March 31, 2003 and 68% and 77% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (A California Limited Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




                                             /s/ BDO SEIDMAN, LLP

Costa Mesa, California
April 23, 2003

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                           March 31
                                                                 ------------------------------

                                                                     2004             2003
                                                                 --------------   -------------

ASSETS

Cash and cash equivalents                                      $       101,711  $      113,943
Investments in limited partnerships, net (Notes 2 and 3)                     -         308,868
                                                                 --------------   -------------

                                                               $       101,711  $      422,811
                                                                 ==============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                       $     1,758,534  $    1,613,741
                                                                 --------------   -------------

Commitments and contingencies

Partners' deficit:
    General partner                                                    (76,111)        (71,452)
    Limited partners (12,000 units authorized; 7,000 units
     issued and outstanding)                                        (1,580,712)     (1,119,478)
                                                                 --------------   -------------

      Total partners' deficit                                       (1,656,823)     (1,190,930)
                                                                 --------------   -------------

                                                               $       101,711  $      422,811
                                                                 ==============   =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                          For the Years Ended
                                                               March 31
                                           ------------------------------------------------

                                               2004              2003             2002
                                           --------------    -------------    -------------

Interest income                          $           534   $        1,393   $        3,192
Distribution income                               15,589           11,110           12,032
                                           -------------    -------------     --------------

    Total income                                  16,123           12,503           15,224
                                           --------------    -------------    -------------

Operating expenses:
   Amortization (Notes 2 and 3)                   11,583           11,584            8,341
   Asset management fees (Note 3)                144,902          144,902          144,902
   Impairment loss (Note 2)                      256,646                -                -
   Other                                          29,664           23,739           25,283
                                           --------------    -------------    -------------

    Total operating expenses                     442,795          180,225          178,526
                                           --------------    -------------    -------------

Loss from operations                            (426,672)        (167,722)        (163,302)

Equity in losses of limited
  partnerships (Note 2)                          (39,221)         (95,444)        (188,049)
                                           --------------    -------------    -------------

Net loss                                 $      (465,893) $      (263,166) $      (351,351)
                                           ==============    =============    =============

Net loss allocated to:
   General partner                       $        (4,659) $        (2,632) $        (3,514)
                                           ==============    =============    =============

   Limited partners                      $      (461,234) $      (260,534) $      (347,837)
                                           ==============    =============    =============

Net loss per limited partnership unit    $        (65.89) $        (37.22) $        (49.69)
                                           ==============    =============    =============

Outstanding weighted limited
  partner units                                    7,000            7,000            7,000
                                           ==============    =============    =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

                For The Years Ended March 31, 2004, 2003 and 2002



                                                               General             Limited
                                                               Partner             Partners            Total
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2001                       $        (65,306)$          (511,107)$         (576,413)

Net loss                                                            (3,514)           (347,837)          (351,351)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2002                                (68,820)           (858,944)          (927,764)

Net loss                                                            (2,632)           (260,534)          (263,166)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2003                                (71,452)         (1,119,478)        (1,190,930)

Net loss                                                            (4,659)           (461,234)          (465,893)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2004                       $        (76,111)         (1,580,712)        (1,656,823)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002

                                                      For the Years Ended March 31
                                               ------------------------------------------------

                                                   2004             2003              2002
                                               -------------    --------------    -------------

Cash flows from operating activities:
   Net loss                                  $     (465,893)$        (263,166)$       (351,351)
   Adjustments to reconcile net loss to
     net cash used in operating
activities:
     Amortization                                    11,583            11,584            8,341
     Equity in losses of limited
       partnerships                                  39,221            95,444          188,049
       Impairment loss                              256,646                 -                -
     Increase in accrued fees and
       expenses due to general partner
       and affiliates                               144,793           140,177          138,003
                                               -------------    --------------    -------------

Net cash used in operating activities               (13,650)          (15,961)         (16,958)
                                               -------------    --------------    -------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                     1,418             2,350            7,886
                                               -------------    --------------    -------------

Net decrease in cash and
  cash equivalents                                  (12,232)          (13,611)          (9,072)

Cash and cash equivalents, beginning of
   period                                           113,943           127,554          136,626
                                               -------------    --------------    -------------

Cash and cash equivalents, end of period     $      101,711   $       113,943   $      127,554
                                               =============    ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

     Taxes paid                              $          800   $           800   $          800
                                               =============    ==============    =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources of the Partnership are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected for disposition.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Concentration of Credit Risk
----------------------------

At March 31, 2004, the Partnership maintained a cash balance at a financial institution in excess of the federally insured maximum.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income tax purposes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Impact of New Accounting Pronouncements
---------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

As discussed in Note 1, the Partnership accounts for its investments in limited partnerships using the equity method of accounting. The Partnership's investment in Local Limited Partnerships as shown in the balance sheets at March 31, 2004 and 2003 are approximately, $2,760,000 and $2,422,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $256,646, $0 and $0 during the years ended March 31, 2004, 2003 and 2002, respectively.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2004 and 2003, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2004, 2003 and 2002 amounting to approximately $599,887, $536,512 and $430,845, respectively, have not been recognized. As of March 31, 2004, the aggregate share of net losses not recognized by the Partnership amounted to $2,820,609.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years Ended March 31
                                                                 -------------------------------------------------

                                                                     2004             2003              2002
                                                                 --------------   --------------    --------------

Investments per balance sheet, beginning of period             $       308,868  $       418,246   $       622,522
Equity in losses of limited partnerships                               (39,221)         (95,444)         (188,049)
Impairment loss                                                       (256,646)               -                 -
Distributions received from limited partnerships                        (1,418)          (2,350)           (7,886)
Amortization of paid acquisition fees and costs                        (11,583)         (11,584)           (8,341)
                                                                 --------------   --------------    --------------

Investments per balance sheet, end of period                   $             -  $       308,868   $       418,246
                                                                 ==============   ==============    ==============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2003               2002
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
   depreciation as of December 31, 2003 and 2002
   $11,400,000, and $10,502,000,  respectively                                $     18,032,000   $     18,840,000
Land                                                                                 1,354,000          1,354,000
Other assets                                                                         2,173,000          2,123,000
                                                                                ---------------    ---------------

                                                                              $     21,559,000   $     22,317,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     23,092,000   $     23,191,000
Due to related parties                                                                 172,000            184,000
Other liabilities                                                                      420,000            396,000
                                                                                ---------------    ---------------

                                                                                    23,684,000         23,771,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.                                                (2,760,000)        (2,113,000)
Other partners                                                                         635,000            659,000
                                                                                ---------------    ---------------

                                                                                    (2,125,000)        (1,454,000)
                                                                                ---------------    ---------------

                                                                              $     21,559,000   $     22,317,000
                                                                                ===============    ===============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2003               2002                2001
                                                            ---------------    ---------------     ---------------

Total revenues, including interest and rent
   subsidies                                              $      3,333,000   $      3,189,000    $      3,117,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,437,000          2,340,000           2,223,000
   Interest expense                                                642,000            651,000             679,000
   Depreciation and amortization                                   898,000            834,000             836,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          3,977,000          3,825,000           3,738,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (644,000) $        (636,000)   $       (621,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (638,000) $        (630,000)   $       (615,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $        (39,000) $         (95,000)   $       (188,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $630,000 and $573,687 as of March 31, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2004, $10,667, $30,710 and $42,391 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2004, 2003 and 2002, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $144,902 were incurred during each of the years ended March 31, 2004, 2003 and 2002, of which $0, $5,250 and $5,250 were paid during the years ended March 31, 2004, 2003 and 2002, respectively.

          The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $30,000 during the year ended March 31, 2004.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ending March 31, 2004.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                    March 31
                                                                        ----------------------------------

                                                                             2004               2003
                                                                        ---------------    ---------------

Advances from WNC                                                     $          1,780   $          1,890

Asset management fee payable                                                 1,756,754          1,611,851
                                                                        ---------------    ---------------

                                                                      $      1,758,534   $      1,613,741
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004
               ----

Income                                $          3,000    $          8,000   $          1,000    $          4,000

Operating expenses                             (46,000)            (55,000)           (44,000)           (298,000)

Equity in income (losses) of
     limited partnerships                      (10,000)            (21,000)           (10,000)              2,000

Net loss                                       (53,000)            (68,000)           (53,000)           (292,000)

Net Loss available to limited
     partners                                  (53,000)            (67,000)           (53,000)           (288,000)

Net Loss per limited partnership
     unit                                           (8)                (10)                (8)                (41)

               2003
               ----

Income                                $          1,000    $          7,000   $              -    $          4,000

Operating expenses                             (45,000)            (51,000)           (42,000)            (42,000)

Equity in losses of limited
     partnerships                               (9,000)            (11,000)            (7,000)            (68,000)

Net loss                                       (53,000)            (55,000)           (48,000)           (107,000)

Net Loss available to limited
     partners                                  (53,000)            (55,000)           (48,000)           (105,000)

Net Loss per limited partnership
     unit                                           (8)                 (8)                (7)                (15)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(k)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,902 were incurred during each of the years ended March 31, 2004, 2003 and 2002. The Partnership paid the General Partner or its affiliates $0, $5,250 and $5,250 of those fees during the years ended March 31, 2004, 2003 and 2002, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in anamount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rate; 6% for the balance of the Partnership's term. No such fee was incurred in the three year period ending March 31, 2004.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $30,000, $22,000 and $23,000 during the years ended March 31, 2004, 2003 and 2002, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $700 $1,500 and $4,000 for the General Partners for the tax years ended December 31, 2003, 2002 and 2001, respectively. The General Partner is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partners during the years presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Fund's independent auditors for the years ended March 31:
                                             2004                2003
                                        ---------------     ---------------

Audit Fees                            $         20,725    $         18,570
Audit-related Fees                                   -                   -
Tax Fees                                         1,625               1,500
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         22,350    $         20,070
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------
          Report of  Independent  Registered  Public  Accounting  Firm - Reznick
            Fedder & Silverman
          Report of Independent Registered Public Accounting Firm - BDO Seidman,
            LLP
          Balance Sheets,  March  31, 2004 and 2003
          Statements of Operations for the years ended March 31, 2004,  2003 and
            2002
          Statements of Partners' Deficit for the years ended March 31, 2004,
            2003 and 2002
          Statements of Cash Flows for the years ended March 31, 2004,  2003 and
            2002
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          ---------------------------------------------------------
          Report of Independent Registered Public Accounting Firm on Financial
            Statement Schedules - Reznick Fedder & Silverman
          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - BDO Seidman, LLP
          Schedule III - Real Estate Owned by Local Limited Partnerships


(b)       Reports on Form 8-K.
          --------------------

          NONE

(c)       Exhibits.
          ---------

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement dated as of January 19, 1990, filed as Exhibit 28.1 to Form 10 K for the year ended December 31, 1994 is hereby incorporated herein as exhibit 3.1.

31.1      Certification  of the  Principal  Executive  Officer  pursuant to Rule
          13a-14  and  15d-14  as  adopted   pursuant  to  section  302  of  the
          Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of DiVall Midland Associates Limited Partnership II filed as exhibit 10.1 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of Airport Road Associates, Limited filed as exhibit 10.2 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of Arizona I Limited Partnership filed as exhibit 10.3 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.3.

99.4 Amended and Restated Agreement of Limited Partnership of Cherokee Square, L.P. filed as exhibit 10.4 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of Ashland Investment Group filed as exhibit 10.5on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of Brian's Village Apartments filed as exhibit 10.6 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.6.

99.7 Amended and Restated Agreement of Limited Partnership of Emory Capital, L.P. filed as exhibit 10.7 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Emory Manor, L.P. filed as exhibit 10.8 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.8.

99.9 Amended and Restated Agreement of Limited Partnership of Jefferson Capital, L.P. filed as exhibit 10.9 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Jefferson Manor, L.P. filed as exhibit 10.10 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.10.

99.11 Amended and Restated Agreement of Limited Partnership of Rociada Partners, Ltd. filed as exhibit 10.11 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.11.

99.12 Amended and Restated Agreement of Limited Partnership of Wilcox Investment Group filed as exhibit 10.12 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Casa Allegre filed as exhibit 10.13 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.13.

99.14 Amended and Restated Agreement of Limited Partnership of Lakeview Limited Partnership filed as exhibit 10.14 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.14.

99.15 Amended and Restated Agreement of Limited Partnership of Whitewater Woods Limited Partnership filed as exhibit 10.15 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.15.

99.16 Amended and Restated Agreement of Limited Partnership of Castroville Village, Ltd. filed as exhibit 10.16 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.16.

99.17 Amended and Restated Agreement of Limited Partnership of Idalou Manor, L.P. filed as exhibit 10.17 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.17.

99.18 Amended and Restated Agreement of Limited Partnership of Littlefield Manor, L.P. filed as exhibit 10.18 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.18.

99.19 Amended and Restated Agreement of Limited Partnership of Am-Kent Associates, Ltd. filed as exhibit 10.19 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.19.

99.20 Amended and Restated Agreement of Limited Partnership of Brantley Housing, Ltd. filed as exhibit 10.20 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.20.

99.21 Amended and Restated Agreement of Limited Partnership of Candleridge of Perry, L.P. filed as exhibit 10.21 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.21.

99.22 Amended and Restated Agreement of Limited Partnership of Candleridge of Runnells, L.P. filed as exhibit 10.22 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.22.

99.23 Amended and Restated Agreement of Limited Partnership of Perry County Housing, Ltd. filed as exhibit 10.23 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.23.

99.24 Amended and Restated Agreement of Limited Partnership of Eclectic Housing, Ltd. filed as exhibit 10.24 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.24.

99.25 Amended and Restated Agreement of Limited Partnership of Pine Hill Housing, Ltd. filed as exhibit 10.25 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.25.

99.26 Amended and Restated Agreement of Limited Partnership of Wadley Housing, Ltd. filed as exhibit 10.26 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.26.

99.27 Amendment and Entire Restatement of Articles of Partnership of Elizabeth Square Associates, Ltd. filed as exhibit 10.1 on Form 10-K dated December 31, 1994 is hereby incorporated herein as exhibit 99.27.

99.28 Financial Statements of Ashland, LP, as of and for the years ended December 31, 2002 and 2001 together with independent auditors' report thereon; filed as exhibit 99.5 on form 10-K dated March 31, 2003; a significant subsidiary of the partnership.

99.29 Financial Statements of Casa Alegre, LP, as of and for the years ended December 31, 2002 and 2001 together with independent auditors' report thereon; filed as exhibit 99.6 on form 10-K dated March 31, 2003; a significant subsidiary of the partnership.

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
                               STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audit referred to in our report dated June 8, 2004 relating to the 2004 financial statements of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, based upon our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.




/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 8, 2004

Report of Independent  Registered Public Accounting Firm on Financial  Statement
                                         Schedules




To the Partners
WNC Housing Tax Credit Fund II, L.P.


The audits referred to in our report dated April 23, 2003, relating to the 2003 and 2002 financial statements of WNC Housing Tax Credit Fund II, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                             /s/  BDO SEIDMAN, LLP


Costa Mesa, California
April 23, 2003

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road                      Slidell
Associates,                       Louisiana
Limited                                          $    334,000    $   334,000  $  1,433,000    $ 1,858,000     $ 902,000    $ 956,000

Am-Kent                           Amite &
Associates,                       Kentwood,
Ltd.                              Louisiana           232,000        232,000     1,104,000      1,588,000       703,000      885,000

Arizona I Limited                 Showlow,
Partnership                       Arizona             320,000        320,000     1,468,000      1,993,000       682,000    1,311,000

Ashland Investment                Ashland,
Group, an Oregon                  Oregon
Limited Partnership                                   300,000        300,000     1,365,000      1,844,000       520,000    1,324,000

Brantley                          Brantley,
Housing, Ltd.                     Alabama             108,000        108,000       566,000        719,000       239,000      480,000

Brian's Village                   Mannford,
Apartments, an                    Oklahoma
Oklahoma
Limited Partnership                                   176,000        176,000       747,000        974,000       444,000      530,000

Candleridge                       Perry,
Apartments of                     Iowa
Perry, L.P.                                            93,000         93,000       581,000        823,000       348,000      475,000

Candleridge                       Runnells,
Apartments of                     Iowa
Runnells, L.P.                                         58,000         58,000       362,000        515,000       218,000      297,000

Casa Allegre                      Las Vegas,
Limited Partnership               New Mexico          318,000        318,000     1,346,000      1,941,000       631,000    1,310,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Castroville                       Castroville,
Village, Ltd.                     Texas               165,000        165,000       925,000      1,150,000       278,000      872,000

Cherokee                          Rogersville,
Square, L.P.                      Tennessee           202,000        202,000       964,000      1,227,000       549,000      678,000

Divall Midland                    Port
Associates Limited                Washington,
Partnership II                    Wisconsin           234,000        234,000     1,141,000      1,570,000       784,000      786,000

Eclectic                          Eclectic,
Housing, Ltd.                     Alabama              74,000         74,000       399,000        500,000       164,000      336,000

Elizabeth Square                  Raceland,
Associates, Ltd.                  Louisiana           356,000        356,000     1,445,000      2,062,000       855,000    1,207,000

Emory Capital, L.P.               Emory, Texas         85,000         85,000       364,000        487,000       211,000      276,000

Emory Manor, L.P.                 Emory, Texas        128,000        128,000       545,000        744,000       290,000      454,000

Idalou Manor, L.P.                Idalou, Texas       122,000        122,000       611,000        778,000       233,000      545,000

Jefferson                         Jefferson,
Capital, L.P.                     Texas               167,000        167,000       705,000        963,000       362,000      601,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                               -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                               -------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Jefferson                         Jefferson,
Manor, L.P.                       Texas               179,000        179,000       753,000      1,008,000       385,000      623,000

Lakeview Limited                  Beaver Dam,
Partnership                       Wisconsin           264,000        264,000     1,223,000      1,589,000       523,000    1,066,000

Littlefield                       Littlefield,
Manor, L.P.                       Texas               118,000        118,000       586,000        749,000       226,000      523,000

Perry County                      Uniontown,
Housing, Ltd.                     Alabama              82,000         82,000       433,000        531,000       178,000      353,000

Pine Hill                         Pine Hill,
Housing, Ltd.                     Alabama             105,000        105,000       549,000        688,000       226,000      462,000

Rociada                           Hereford,
Partners Ltd.                     Texas               154,000        154,000       720,000        921,000       306,000      615,000

Wadley                            Wadley,
Housing, Ltd.                     Alabama              76,000         76,000       433,000        534,000       179,000      355,000

Whitewater Woods                  Whitewater,
Limited Partnership               Wisconsin           301,000        301,000     1,279,000      1,692,000       568,000    1,124,000

Willcox Investment                Willcox,
Group, an Arizona                 Arizona
Limited Partnership                                   245,000        245,000     1,045,000      1,338,000       396,000      942,000
                                                -------------  -------------- ------------   ------------  ------------ ------------

                                                $   4,996,000  $   4,996,000 $  23,092,000   $ 30,786,000  $ 11,400,000 $ 19,386,000
                                                =============  ============== ============   ============  ============ ============


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                             ---------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2003
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
                  Partnership Name            Rental Income     Net Income\(Loss)           Acquired      Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road
Associates, Limited                               $  180,000         $   (40,000)              1990       Completed        27.5

Am-Kent
Associates, Ltd.                                     166,000             (37,000)              1991       Completed        27.5

Arizona I
Limited Partnership                                  134,000             (72,000)              1990       Completed          35

Ashland Investment Group,
an Oregon Limited Partnership.                       173,000             (37,000)              1990       Completed          50

Brantley Housing, Ltd.                                65,000             (11,000)              1992       Completed          40

Brian's Village Apartments,
an Oklahoma Limited Partnership.                     107,000             (30,000)              1990       Completed          30

Candleridge Apartments
of Perry, L.P.                                       125,000             (10,000)              1992       Completed        27.5

Candleridge Apartments
of Runnells, L.P.                                     91,000              (8,000)              1992       Completed        27.5

Casa Allegre
Limited Partnership                                  198,000               6,000               1990       Completed          40

Castroville Village, Ltd.                            179,000             (21,000)              1991       Completed          50

Cherokee Square, L.P.                                 91,000             (39,000)              1990       Complete           50

Divall Midland Associates
Limited Partnership II                               153,000            (104,000)              1990       Completed        27.5

Eclectic Housing, Ltd.                                54,000               1,000               1992       Completed          40

Elizabeth Square
Associates, Ltd.                                     182,000             (56,000)              1994       Completed        27.5

Emory Capital, L.P.                                   63,000              (3,000)              1990       Completed        27.5

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                             ---------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2003
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
                  Partnership Name            Rental Income     Net Income\(Loss)           Acquired      Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                                     87,000              (9,000)              1990       Completed          30

Idalou Manor, L.P.                                    89,000             (19,000)              1992       Completed          40

Jefferson Capital, L.P.                              108,000              10,000               1990       Completed          50

Jefferson Manor, L.P.                                106,000              (1,000)              1990       Completed          50

Lakeview Limited Partnership                         165,000             (24,000)              1991       Completed          35

Littlefield Manor, L.P.                               83,000             (15,000)              1991       Completed          40

Perry County Housing, Ltd.                            62,000               2,000               1992       Completed          40

Pine Hill Housing, Ltd.                               71,000              (6,000)              1992       Completed          40

Rociada Partners Ltd.                                147,000             (33,000)              1990       Completed          40

Wadley Housing, Ltd.                                  54,000              (9,000)              1992       Completed          40

Whitewater Woods
Limited Partnership                                  184,000             (52,000)              1991       Completed          35

Willcox Investment Group,
an Arizona Limited Partnership                       134,000             (27,000)              1990       Completed          50
                                                  ----------           ----------
                                                 $3,251,000            $(644,000)
                                                  ==========           ==========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road                      Slidell
Associates,                       Louisiana
Limited                                          $    334,000    $   334,000  $  1,437,000    $ 1,858,000     $ 838,000  $ 1,020,000

Am-Kent                           Amite &
Associates,                       Kentwood,
Ltd.                              Louisiana           232,000        232,000     1,108,000      1,588,000       674,000      941,000

Arizona I Limited                 Showlow,
Partnership                       Arizona             320,000        320,000     1,473,000      1,982,000       632,000    1,350,000

Ashland Investment                Ashland,
Group, an Oregon                  Oregon
Limited Partnership                                   300,000        300,000     1,370,000      1,824,000       486,000    1,338,000

Brantley                          Brantley,
Housing, Ltd.                     Alabama             108,000        108,000       568,000        714,000       217,000      497,000

Brian's Village                   Mannford,
Apartments, an                    Oklahoma
Oklahoma
Limited Partnership                                   176,000        176,000       749,000        974,000       414,000      560,000

Candleridge                       Perry,
Apartments of                     Iowa
Perry, L.P.                                            93,000         93,000       584,000        808,000       310,000      498,000

Candleridge                       Runnells,
Apartments of                     Iowa
Runnells, L.P.                                         58,000         58,000       365,000        509,000       195,000      314,000

Casa Allegre                      Las Vegas,
Limited Partnership               New Mexico          318,000        318,000     1,357,000      1,930,000       597,000    1,351,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Castroville                       Castroville,
Village, Ltd.                     Texas               165,000        165,000       932,000      1,151,000       255,000      896,000

Cherokee                          Rogersville,
Square, L.P.                      Tennessee           202,000        202,000       967,000      1,227,000       517,000      710,000

Divall Midland                    Port
Associates Limited                Washington,
Partnership II                    Wisconsin           234,000        234,000     1,146,000      1,557,000       662,000      895,000

Eclectic                          Eclectic,
Housing, Ltd.                     Alabama              74,000         74,000       402,000        501,000       154,000      347,000

Elizabeth Square                  Raceland,
Associates, Ltd.                  Louisiana           356,000        356,000     1,452,000      2,063,000       782,000    1,281,000

Emory Capital, L.P.               Emory, Texas         85,000         85,000       366,000        486,000       201,000      285,000

Emory Manor, L.P.                 Emory, Texas        128,000        128,000       547,000        743,000       278,000      465,000

Idalou Manor, L.P.                Idalou, Texas       122,000        122,000       613,000        776,000       213,000      563,000

Jefferson                         Jefferson,
Capital, L.P.                     Texas               167,000        167,000       707,000        962,000       347,000      615,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                               -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Jefferson                         Jefferson,
Manor, L.P.                       Texas               179,000        179,000       756,000      1,007,000       369,000      638,000

Lakeview Limited                  Beaver Dam,
Partnership                       Wisconsin           264,000        264,000     1,227,000      1,589,000       486,000    1,103,000

Littlefield                       Littlefield,
Manor, L.P.                       Texas               118,000        118,000       588,000        748,000       207,000      541,000

Perry County                      Uniontown,
Housing, Ltd.                     Alabama              82,000         82,000       434,000        529,000       164,000      365,000

Pine Hill                         Pine Hill,
Housing, Ltd.                     Alabama             105,000        105,000       553,000        686,000       206,000      480,000

Rociada                           Hereford,
Partners Ltd.                     Texas               154,000        154,000       722,000        922,000       284,000      638,000

Wadley                            Wadley,
Housing, Ltd.                     Alabama              76,000         76,000       435,000        532,000       163,000      369,000

Whitewater Woods                  Whitewater,
Limited Partnership               Wisconsin           301,000        301,000     1,283,000      1,692,000       527,000    1,165,000

Willcox Investment                Willcox,
Group, an Arizona                 Arizona
Limited Partnership                                   245,000        245,000     1,048,000      1,338,000       396,000      969,000
                                                -------------  -------------- ------------   ------------  ------------ ------------

                                                $   4,996,000  $   4,996,000 $  23,189,000   $ 30,696,000  $ 10,502,000 $ 20,194,000
                                                =============  ============== ============   ============  ============ ============


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                             ---------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2002
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
                  Partnership Name            Rental Income     Net Income\(Loss)           Acquired      Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road
Associates, Limited                               $  165,000         $   (56,000)              1990       Completed        27.5

Am-Kent
Associates, Ltd.                                     147,000             (69,000)              1991       Completed         7.5

Arizona I
Limited Partnership                                  158,000             (40,000)              1990       Completed          35

Ashland Investment Group,
an Oregon Limited Partnership.                       162,000             (18,000)              1990       Completed          50

Brantley Housing, Ltd.                                70,000             (15,000)              1992       Completed          40

Brian's Village Apartments,
an Oklahoma Limited Partnership.                     111,000             (27,000)              1990       Completed          30

Candleridge Apartments
of Perry, L.P.                                       130,000             (12,000)              1992       Completed        27.5

Candleridge Apartments
of Runnells, L.P.                                     91,000              (9,000)              1992       Completed        27.5

Casa Allegre
Limited Partnership                                  173,000             (23,000)              1990       Completed          40

Castroville Village, Ltd.                            153,000             (17,000)              1991       Completed          50

Cherokee Square, L.P.                                 91,000             (21,000)              1990       Completed          50

Divall Midland Associates
Limited Partnership II                               143,000             (42,000)              1990       Completed        27.5

Eclectic Housing, Ltd.                                52,000             (10,000)              1992       Completed          40

Elizabeth Square
Associates, Ltd.                                     179,000             (58,000)              1994       Completed        27.5



WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                             ---------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2002
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
                  Partnership Name            Rental Income     Net Income\(Loss)           Acquired      Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Capital, L.P.                                   56,000              (5,000)              1990       Completed        27.5

Emory Manor, L.P.                                     84,000              (9,000)              1990       Completed          30

Idalou Manor, L.P.                                    84,000             (28,000)              1992       Completed          40

Jefferson Capital, L.P.                               98,000              (6,000)              1990       Completed          50

Jefferson Manor, L.P.                                 99,000             (13,000)              1990       Completed          50

Lakeview Limited Partnership                         158,000             (22,000)              1991       Completed          35

Littlefield Manor, L.P.                               83,000             (18,000)              1991       Completed          40

Perry County Housing, Ltd.                            61,000               1,000               1992       Completed          40

Pine Hill Housing, Ltd.                               71,000              (7,000)              1992       Completed          40

Rociada Partners Ltd.                                141,000             (26,000)              1990       Completed          40

Wadley Housing, Ltd.                                  46,000             (14,000)              1992       Completed          40

Whitewater Woods
Limited Partnership                                  180,000             (35,000)              1991       Completed          35

Willcox Investment Group,
an Arizona Limited Partnership                       115,000             (37,000)              1990       Completed          50
                                                  ----------          ----------
                                                  $3,101,000           $(636,000)
                                                  ==========          ==========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road                      Slidell
Associates,                       Louisiana
Limited                                          $    334,000    $   334,000  $  1,441,000    $ 1,858,000     $ 774,000  $ 1,884,000

Am-Kent                           Amite &
Associates,                       Kentwood,
Ltd.                              Louisiana           232,000        232,000     1,111,000      1,588,000       591,000      997,000

Arizona I Limited                 Showlow,
Partnership                       Arizona             320,000        320,000     1,477,000      1,977,000       580,000    1,397,000

Ashland Investment                Ashland,
Group, an Oregon                  Oregon
Limited Partnership                                   300,000        300,000     1,375,000      1,824,000       452,000    1,372,000

Brantley                          Brantley,
Housing, Ltd.                     Alabama             108,000        108,000       570,000        707,000       197,000      510,000

Brian's Village                   Mannford,
Apartments, an                    Oklahoma
Oklahoma
Limited Partnership                                   176,000        176,000       751,000        975,000       384,000      591,000

Candleridge                       Perry,
Apartments of                     Iowa
Perry, L.P.                                            93,000         93,000       587,000        800,000       275,000      525,000

Candleridge                       Runnells,
Apartments of                     Iowa
Runnells, L.P.                                         58,000         58,000       368,000        502,000       173,000      329,000

Casa Allegre                      Las Vegas,
Limited Partnership               New Mexico          318,000        318,000     1,368,000      1,911,000       527,000    1,384,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Castroville                       Castroville,
Village, Ltd.                     Texas               165,000        165,000       938,000      1,151,000       233,000      918,000

Cherokee                          Rogersville,
Square, L.P.                      Tennessee           202,000        202,000       970,000      1,225,000       485,000      740,000

Divall Midland                    Port
Associates Limited                Washington,
Partnership II                    Wisconsin           234,000        234,000     1,149,000      1,541,000       602,000      939,000

Eclectic                          Eclectic,
Housing, Ltd.                     Alabama              74,000         74,000       406,000        500,000       143,000      357,000

Elizabeth Square                  Raceland,
Associates, Ltd.                  Louisiana           356,000        356,000     1,459,000      2,063,000       708,000    1,355,000

Emory Capital, L.P.               Emory, Texas         85,000         85,000       367,000        486,000       191,000      295,000

Emory Manor, L.P.                 Emory, Texas        128,000        128,000       548,000        742,000       265,000      477,000

Idalou Manor, L.P.                Idalou, Texas       122,000        122,000       615,000        776,000       194,000      582,000

Jefferson                         Jefferson,
Capital, L.P.                     Texas               167,000        167,000       709,000        962,000       331,000      631,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                               -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Jefferson                         Jefferson,
Manor, L.P.                       Texas               179,000        179,000       758,000      1,006,000       352,000      654,000

Lakeview Limited                  Beaver Dam,
Partnership                       Wisconsin           264,000        264,000     1,231,000      1,589,000       448,000    1,141,000

Littlefield                       Littlefield,
Manor, L.P.                       Texas               117,000        117,000       590,000        748,000       188,000      560,000

Perry County                      Uniontown,
Housing, Ltd.                     Alabama              82,000         82,000       436,000        528,000       149,000      379,000

Pine Hill                         Pine Hill,
Housing, Ltd.                     Alabama             105,000        105,000       556,000        685,000       186,000      499,000

Rociada                           Hereford,
Partners Ltd.                     Texas               154,000        154,000       725,000        922,000       262,000      660,000

Wadley                            Wadley,
Housing, Ltd.                     Alabama              76,000         76,000       436,000        528,000       148,000      380,000

Whitewater Woods                  Whitewater,
Limited Partnership               Wisconsin           301,000        301,000     1,287,000      1,692,000       486,000    1,206,000

Willcox Investment                Willcox,
Group, an Arizona                 Arizona
Limited Partnership                                   245,000        245,000     1,052,000      1,338,000       343,000      995,000
                                                -------------  -------------- ------------   ------------  ------------ ------------

                                                $   4,996,000  $   4,996,000 $  23,280,000   $ 30,624,000  $  9,667,000 $ 20,957,000
                                                =============  ============== ============   ============  ============ ============


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                             ---------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2001
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
                  Partnership Name            Rental Income     Net Income\(Loss)           Acquired      Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road
Associates, Limited                               $  166,000         $   (65,000)              1990       Completed        27.5

Am-Kent
Associates, Ltd.                                     137,000             (73,000)              1991       Completed        27.5

Arizona I
Limited Partnership                                  165,000             (24,000)              1990       Completed          35

Ashland Investment Group,
an Oregon Limited Partnership.                       159,000              (7,000)              1990       Completed          50

Brantley Housing, Ltd.                                63,000              (4,000)              1992       Completed          40

Brian's Village Apartments,
an Oklahoma Limited Partnership.                     110,000             (24,000)              1990       Completed          30

Candleridge Apartments
of Perry, L.P.                                       124,000             (14,000)              1992       Completed        27.5

Candleridge Apartments
of Runnells, L.P.                                     90,000             (13,000)              1992       Completed        27.5

Casa Allegre
Limited Partnership                                  171,000             (15,000)              1990       Completed          40

Castroville Village, Ltd.                            162,000             (45,000)              1991       Completed          50

Cherokee Square, L.P.                                 89,000             (25,000)              1990       Completed          50

Divall Midland Associates
Limited Partnership II                               129,000             (41,000)              1990       Completed        27.5

Eclectic Housing, Ltd.                                48,000              (2,000)              1992       Completed          40

Elizabeth Square
Associates, Ltd.                                     170,000             (61,000)              1994       Completed        27.5

Emory Capital, L.P.                                   57,000              (5,000)              1990       Completed        27.5


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                             ---------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2001
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
                  Partnership Name            Rental Income     Net Income\(Loss)           Acquired      Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                                     81,000             (13,000)              1990       Completed          30

Idalou Manor, L.P.                                    83,000             (16,000)              1992       Completed          40

Jefferson Capital, L.P.                               97,000              (2,000)              1990       Completed          50

Jefferson Manor, L.P.                                 98,000              (9,000)              1990       Completed          50

Lakeview Limited Partnership                         152,000             (28,000)              1991       Completed          35

Littlefield Manor, L.P.                               79,000             (12,000)              1991       Completed          40

Perry County Housing, Ltd.                            45,000             (11,000)              1992       Completed          40

Pine Hill Housing, Ltd.                               59,000             (10,000)              1992       Completed          40

Rociada Partners Ltd.                                139,000             (28,000)              1990       Completed          40

Wadley Housing, Ltd.                                  42,000             (18,000)              1992       Completed          40

Whitewater Woods
Limited Partnership                                  172,000             (35,000)              1991       Completed          35

Willcox Investment Group,
an Arizona Limited Partnership                       116,000             (21,000)              1990       Completed          50
                                                  ----------          ----------
                                                  $3,003,000           $(621,000)
                                                  ==========          ==========

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

Date: July 14, 2004

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

Date: July 14, 2004



         By: /s/ Thomas J. Riha
         ----------------------
         Thomas J. Riha,
         Senior  Vice-President  - Chief  Financial  Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: July 14, 2004



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date: July 14, 2004



By:      /s/ David N. Shafer
----------------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date: July 14, 2004