Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2004-08-17
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2004


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                           June 30, 2004 and March 31, 2004 ...................3

                  Statements of Operations
                           For the Three Months Ended
                           June 30, 2004 and 2003..............................4

                  Statement of Partners' Deficit
                           For the Three Months Ended June 30, 2004............5

                  Statements of Cash Flows
                           For the Three Months Ended
                           June 30, 2004 and 2003..............................6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk............................................15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2004               March 31, 2004
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $               99,156       $             101,711
Investments in limited partnerships, net (Note 2)                                     -                           -
                                                                   ----------------------       ----------------------

                                                                 $               99,156       $             101,711
                                                                   ======================       ======================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,793,035       $           1,758,534
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (76,482)                    (76,111)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,617,397)                 (1,580,712)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,693,879)                 (1,656,823)
                                                                   ----------------------       ----------------------

                                                                 $               99,156       $             101,711
                                                                   ======================       ======================


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                   2004                            2003
                                         --------------------------     ----------------------------
                                                   Three                           Three
                                                   Months                          Months
                                         --------------------------     ----------------------------

Interest income                        $                       65     $                        146
Distribution income                                         3,830                            3,034
                                         --------------------------     ----------------------------

       Total operating income                               3,895                            3,180
                                         --------------------------     ----------------------------

Operating expenses:
   Amortization (Note 2)                                        -                            2,896
   Asset management fees (Note 3)                          36,225                           36,226
   Legal and accounting                                       525                            3,570
   Other                                                    4,201                            3,417
                                         --------------------------     ----------------------------

      Total operating expenses                             40,951                           46,109
                                         --------------------------     ----------------------------

Loss from operations                                      (37,056)                         (42,929)

Equity in gain (loss) of
   limited partnerships (Note 2)                                -                          (10,222)
                                         --------------------------     ----------------------------

Net loss                               $                  (37,056)    $                    (53,151)
                                         ==========================     ============================

Net loss allocated to:
   General Partner                     $                     (371)    $                       (532)
                                         ==========================     ============================

   Limited Partners                    $                  (36,685)    $                    (52,619)
                                         ==========================     ============================

Net loss per weighted limited
  partner unit                         $                       (5)    $                         (8)
                                         ==========================     ============================

Outstanding weighted limited
  partner units                                             7,000                            7,000
                                         ==========================     ============================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2004
                                   (unaudited)

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------

Partners' deficit at  March 31,  2004                  $            (76,111)   $      (1,580,712)  $   (1,656,823)


Net loss                                                               (371)             (36,685)         (37,056)
                                                         -------------------     ----------------     --------------

Partners' deficit at June 30, 2004                     $            (76,482)   $      (1,617,397)  $   (1,693,879)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements
                                       5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                                 2004                   2003
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (37,056)   $          (53,151)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
      Equity in losses of limited partnerships                                             -                10,222
        Amortization                                                                       -                 2,896
        Change in accrued fees and expenses due to
           General Partner and affiliates                                             34,501                43,213
                                                                          --------------------    ------------------

Net cash provided by (used in) operating activities                                   (2,555)                3,180
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions from limited partnerships                                               -                 1,150
                                                                          --------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                  (2,555)                4,330

Cash and cash equivalents, beginning of period                                       101,711               113,943
                                                                          --------------------    ------------------

Cash and cash equivalents, end of period                                $             99,156    $          118,273
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Taxes Paid                                                      $                  -    $                -
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three Months                For the Year
                                                                           Ended                           Ended
                                                                       June 30, 2004                  March 31, 2004
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $                    -            $          308,868
Equity in losses of limited partnerships                                              -                       (39,221)
Impairment loss                                                                       -                      (256,646)
Distributions received                                                                -                        (1,418)
Amortization of capitalized acquisition fees and costs                                -                       (11,583)
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $                    -            $                -
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2004 and 2003, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2004                          2003
                                                                    -------------------            -----------------

Revenues                                                          $           833,000            $         797,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            160,000                      163,000
  Depreciation & amortization                                                 225,000                      221,000
  Operating expenses                                                          609,000                      572,000
                                                                    -------------------            -----------------
     Total expenses                                                           994,000                      956,000
                                                                    -------------------            -----------------
Net loss                                                          $          (161,000)           $        (159,000)
                                                                    ===================            =================
Net loss allocable to the Partnership                             $          (159,000)           $        (157,000)
                                                                    ===================            =================

Net gain (loss)  recorded by the Partnership                      $                 -            $         (10,000)
                                                                    ===================            =================


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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,225 and $36,226 were incurred during the three months ended June 30, 2004 and 2003, respectively. The partnership paid $0 to the General Partner or its affiliates for those fees during each of the three months ended June 30, 2004 and 2003.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 3- RELATED PARTY TRANSACTIONS, continued
---------------------------------------------

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $6,450 and $0 during the three months ended June 30, 2004 and 2003, respectively.

The accrued fees and expenses due to General Partner and affiliates consists of the following at:

                                                                    June 30, 2004                 March 31, 2004
                                                                -----------------------       -----------------------

   Advances from WNC                                          $                    55       $                 1,780

   Asset management fee payable                                             1,792,980                     1,756,754
                                                                -----------------------       -----------------------
   Total accrued fees and expenses due to
       General Partner and affiliates                         $             1,793,035       $             1,758,534
                                                                =======================       =======================



The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The  Partnership's  assets  at June  30,  2004  consisted  of  $99,000  in cash.
Liabilities at June 30, 2004 consisted of $1,793,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(37,000), reflecting a decrease of $16,000 from the net loss for the three months ended June 30, 2003 of $(53,000). The decrease in net loss is due to a decrease in equity in losses of limited partnerships of $10,000 to $0 for the three months ended June 30, 2004 from approximately $(10,000) for the three months ended June 30, 2003. This decrease was a result of the Partnership not recognizing any losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships had reached $0 at June 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with a decrease in loss from operations of $6,000 for the three months ended June 30, 2004 to $(37,000) from $(43,000) for the three months ended June 30, 2003. This change was largely due to a decrease of $3,000 in amortization and a $3,000 decrease in legal and accounting expenses.

Cash Flows

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Net cash used during the three months ended June 30, 2004 was $(3,000), reflecting an increase of approximately $(7,000), compared to net cash provided in the three months ended June 30, 2003 of $4,000. The change is primarily due to payments to General Partner of approximately $7,000 for reimbursement of expenses incurred on behalf of the partnership.

During the Three months ended June 30, 2004, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $35,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

By:  WNC Financial Group, L.P.      General Partner of the Registrant

By:  WNC & Associates, Inc.         General Partner of WNC Financial Group, L.P.






By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 16, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 16, 2004