Form 10-Q
period 2004-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2004-11-12
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    September 30, 2004 and March 31, 2004......................3

                  Statements of Operations
                    For the Three and Six Months Ended
                    September 30, 2004 and 2003................................4

                  Statement of Partners' Deficit
                    For the Six Months Ended September 30, 2004................5

                  Statements of Cash Flows
                    For the Six Months Ended September 30, 2004 and 2003.......6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk..................................................15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures ..........................................................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    September 30, 2004             March 31, 2004
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS

   Cash and cash equivalents                                     $               93,507       $             101,711
   Investments in limited partnerships, net (Note 2)                                  -                           -
                                                                   ----------------------       ----------------------

                                                                 $               93,507       $             101,711
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,831,305       $           1,758,534
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (76,921)                    (76,111)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,660,877)                 (1,580,712)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,737,798)                 (1,656,823)
                                                                   ----------------------       ----------------------

                                                                 $               93,507       $             101,711
                                                                   ======================       ======================


                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                           2004                                        2003
                                         -----------------------------------------    ----------------------------------------
                                               Three                  Six                   Three                  Six
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------

Interest income                        $               61    $               126    $              141    $              287
Distribution income                                 8,929                 12,759                 7,406                10,440
                                         ------------------    -------------------    ------------------    ------------------

                                                    8,990                 12,885                 7,547                10,727
                                         ------------------    -------------------    ------------------    ------------------

Operating expenses:
   Amortization (Note 2)                                -                      -                 2,896                 5,791
   Asset management fees (Note 3)                  36,226                 72,451                36,226                72,452
   Legal and accounting                            16,300                 16,825                14,425                17,995
   Other                                              383                  4,584                 1,114                 4,532
                                         ------------------    -------------------    ------------------    ------------------

      Total operating expenses                     52,909                 93,860                54,661               100,770
                                         ------------------    -------------------    ------------------    ------------------

Loss from operations                              (43,919)               (80,975)              (47,114)              (90,043)

Equity in losses of
   limited partnerships (Note 2)                        -                      -               (20,621)              (30,843)
                                         ------------------    -------------------    ------------------    ------------------

Net loss                               $          (43,919)   $           (80,975)   $          (67,735)   $         (120,886)
                                         ==================    ===================    ==================    ==================

Net loss allocated to:
   General Partner                     $             (439)   $              (810)   $             (677)   $           (1,209)
                                         ==================    ===================    ==================    ==================

   Limited Partners                    $          (43,480)   $           (80,165)   $          (67,058)   $         (119,677)
                                         ==================    ===================    ==================    ==================

Net loss per weighted limited
  partner unit                         $               (6)   $               (11)   $              (10)   $              (17)
                                         ==================    ===================    ==================    ==================

Outstanding weighted limited
  partner units                                     7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================

                 See accompanying notes to financial statements
                                       4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2004
                                   (unaudited)


                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------

Partners' deficit at  March 31,  2004                  $            (76,111)  $      (1,580,712)   $   (1,656,823)

Net loss                                                               (810)            (80,165)          (80,975)
                                                         -------------------     ----------------     --------------

Partners' deficit at September 30, 2004                $            (76,921)  $      (1,660,877)   $   (1,737,798)
                                                         ===================     ================     ==============


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)


                                                                                 2004                   2003
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (80,975)   $         (120,886)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                           -                30,843
        Amortization                                                                       -                 5,791
        Change in accrued fees and expenses due to
          General Partner and affiliates                                              72,771                77,551
                                                                          --------------------    ------------------

Net cash used in operating activities                                                 (8,204)               (6,701)
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions received from limited partnerships                                      -                 1,418
                                                                          --------------------    ------------------

Net decrease in cash and cash equivalents                                             (8,204)               (5,283)

Cash and cash equivalents, beginning of period                                       101,711               113,943
                                                                          --------------------    ------------------

Cash and cash equivalents, end of period                                $             93,507    $          108,660
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Taxes Paid                                                      $                  -    $                -
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Six Months                 For the Year
                                                                           Ended                           Ended
                                                                    September 30, 2004                March 31, 2004
                                                                   ----------------------            ------------------

Investments per balance sheet, beginning of period               $                    -            $          308,868
Equity in losses of limited partnerships                                              -                       (39,221)
Impairment loss                                                                       -                      (256,646)
Distributions received from limited partnerships                                      -                        (1,418)
Amortization of capitalized acquisition fees and costs                                -                       (11,583)
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $                    -            $                -
                                                                   ======================            ==================

Selected financial information for the six months ended September 30, 2004 and 2003, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2004                          2003
                                                                    -------------------            -----------------

Revenues                                                          $         1,666,000           $        1,594,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            321,000                      325,000
  Depreciation and amortization                                               449,000                      443,000
  Operating expenses                                                        1,218,000                    1,144,000
                                                                    -------------------            -----------------
     Total expenses                                                         1,988,000                    1,912,000
                                                                    -------------------            -----------------

Net loss                                                          $          (322,000)          $         (318,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $          (319,000)          $         (315,000)
                                                                    ===================            =================

Net loss  recorded by the Partnership                             $                 -           $          (31,000)
                                                                    ===================            =================


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS- CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,451 and $72,452 were incurred during the six months ended September 30, 2004 and 2003, respectively. The partnership paid $0 to the General Partner or its affiliates for those fees during each of the six months ended September 30, 2004 and 2003.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $22,889 and $17,427 during the six months ended September 30, 2004 and 2003, respectively.


The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                  September 30, 2004                 March 31, 2004
                                                                -----------------------       -----------------------

   Advances from WNC                                          $                 2,100       $                 1,780
   Asset management fee payable                                             1,829,205                     1,756,754
                                                                -----------------------       -----------------------
   Total accrued fees and expenses due to
       General Partner and affiliates                         $             1,831,305       $             1,758,534
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted of $94,000 in cash. Liabilities at September 30, 2004 consisted of $1,831,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was $(44,000), reflecting a decrease of $24,000 from the net loss for the three months ended September 30, 2003 of $(68,000). The decrease in net loss is primarily due to a decrease of $21,000 in equity in losses of limited partnerships to $0 for the three months ended September 30, 2004 from approximately $(21,000) for the six months ended September 30, 2003. This decrease was a result of the Partnership not recognizing any losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships there was also a decrease of $3,000 in loss from operations to $(44,000) for the three months ended September 30, 2004 from $(47,000) for the three months ended September 30, 2003. The decrease in loss from operations was due to a decrease of $3,000 in amortization, $1,000 decrease in other operating expense, $1,000 increase in distribution income, offset by an increase of $(2,000) in legal and accounting expense.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(81,000), reflecting a decrease of $40,000 from the net loss for the six months ended September 30, 2003 of $(121,000). The decrease in net loss is primarily due to a decrease of $31,000 in equity in losses of limited partnerships $0 for the six months ended September 30, 2004 from approximately $(31,000) for the six months ended September 30, 2003. This decrease was a result of the Partnership not recognizing any losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses from Limited Partnerships there was also a decrease of $9,000 in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

loss from operations to $(81,000) for the six months ended September 30, 2004 from $(90,000) for the six months ended September 30, 2003. The decrease in losses from operations was due to a decrease of $6,000 in amortization, a decrease of $1,000 in legal and accounting expense, and a $2,000 increase in distribution income.

Cash Flows

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. Net cash used during the six months ended September 30, 2004 was $(8,000), compared to net cash used in the six months ended September 30, 2003 of $(5,000). The $(3,000) increase in net cash used is due to a decrease of $(5,000) in accrued fees and expense due to general partner and affiliates offset by a decrease of $(2,000) net cash provided by investing activities to $0 for the six months ended September 30, 2004 from $2,000 for the six months ended September 30, 2003 in distributions received from limited partnerships.

During the six months ended September 30, 2004, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $73,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 10, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2004