Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2005-01-26
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

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
Yes       X      No
    ------------    -----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2004


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets
                           December 31, 2004 and March 31, 2004 ...............3

                 Statements of Operations
                           For the Three and Nine Months Ended December 31,
                           2004 and 2003.......................................4

                 Statement of Partners' Deficit
                           For the Nine Months Ended December 31, 2004.........5

                 Statements of Cash Flows
                           For the Nine Months Ended December 31,
                           2004 and 2003.......................................6

                 Notes to Financial Statements ................................7

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

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 2. Changes in Securities and Use of Proceeds....................16

         Item 3. Defaults Upon Senior Securities..............................16

         Item 4. Submission of Matters to a Vote of Security Holders..........16

         Item 5. Other Information............................................16

         Item 6. Exhibits  ...................................................16

         Signatures ..........................................................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     December 31, 2004             March 31, 2004
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               80,377       $             101,711
Investments in limited partnerships, net (Note 2)                                     -                           -
                                                                   ----------------------       ----------------------

                                                                 $               80,377       $             101,711
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,861,809       $           1,758,534
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (77,357 )                   (76,111)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,704,075 )                (1,580,712)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,781,432 )                (1,656,823)
                                                                   ----------------------       ----------------------

                                                                 $               80,377       $             101,711
                                                                   ======================       ======================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                           2004                                        2003
                                         -----------------------------------------    ----------------------------------------
                                               Three                  Nine                  Three                 Nine
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------

Interest income                        $               58    $               184    $              333    $              620
Distribution income                                     -                 12,759                   200                10,640
                                         ------------------    -------------------    ------------------    ------------------

                                                       58                 12,943                   533                11,260
                                         ------------------    -------------------    ------------------    ------------------

Operating expenses:
   Amortization (Note 2)                                -                      -                 2,896                 8,687
   Asset management fees (Note 3)                  36,226                108,677                36,225               108,677
   Legal and accounting                             4,725                 21,550                   181                18,176
   Other                                            2,741                  7,325                 4,582                 9,114
                                         ------------------    -------------------    ------------------    ------------------

      Total operating expenses                     43,692                137,552                43,884               144,654
                                         ------------------    -------------------    ------------------    ------------------

Loss from operations                              (43,634 )             (124,609 )             (43,351 )            (133,394)

Equity in losses of
   limited partnerships (Note 2)                        -                      -               (10,222 )             (41,065)
                                         ------------------    -------------------    ------------------    ------------------

Net loss                               $          (43,634 )  $          (124,609 )  $          (53,573 )  $         (174,459)
                                         ==================    ===================    ==================    ==================

Net loss allocated to:
   General Partner                     $             (436 )  $            (1,246 )  $             (536 )  $           (1,745)
                                         ==================    ===================    ==================    ==================

   Limited Partners                    $          (43,198 )  $          (123,363 )  $          (55,037 )  $         (172,714)
                                         ==================    ===================    ==================    ==================

Net loss per weighted limited
  partner unit                         $               (6 )  $               (18 )  $               (8 )  $              (25)
                                         ==================    ===================    ==================    ==================

Outstanding weighted limited
  partner units                                     7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================



                 See accompanying notes to financial statements
                                       4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------

Partners' deficit at  March 31,  2004                  $            (76,111 )  $      (1,580,712 )  $   (1,656,823)

Net loss                                                             (1,246 )           (123,363 )        (124,609)
                                                         -------------------     ----------------     --------------

Partners' deficit at December 31, 2004                 $            (77,357 )  $      (1,704,075 )  $   (1,781,432)
                                                         ===================     ================     ==============




                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)


                                                                                 2004                   2003
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $           (124,609 )  $         (174,459)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                           -                41,065
        Amortization                                                                       -                 8,688
        Change in accrued fees and expenses due to
           General Partner and affiliates                                            103,275               110,688
                                                                          --------------------    ------------------

Net cash used in operating activities                                                 (21,334 )            (14,018)
                                                                          --------------------    ------------------

Cash flows from investing activities:
     Distributions received from limited partnerships                                      -                 1,418
                                                                          --------------------    ------------------

Net decrease in cash and cash equivalents                                             (21,334 )           (12,600)

Cash and cash equivalents, beginning of period                                       101,711               113,943
                                                                          --------------------    ------------------

Cash and cash equivalents, end of period                                $             80,377    $          101,343
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Taxes Paid                                                         $                  -    $                -
                                                                          ====================    ==================



                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                        For the Nine                    For the Year
                                                                        Months Ended                       Ended
                                                                     December 31, 2004                March 31, 2004
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
                                                                   ======================            ==================

Selected financial information for the nine months ended December 31, 2004 and 2003, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                            2004                            2003
                                                                            ----                            ----

Revenues                                                         $           2,500,000             $       2,391,000
                                                                   ----------------------            ------------------
Expenses:
  Interest expense                                                             481,000                       488,000
  Depreciation and amortization                                                674,000                       665,000
  Operating expenses                                                         1,828,000                     1,715,000
                                                                    -------------------              ------------------
     Total expenses                                                          2,983,000                     2,868,000
                                                                    -------------------              ------------------

Net loss                                                          $           (483,000 )           $        (477,000)
                                                                    ===================              ==================

Net loss allocable to the Partnership                             $           (478,000 )           $        (472,000)
                                                                    ===================              =================

Net loss  recorded by the Partnership                             $                  -             $         (41,000)
                                                                    ===================              =================


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 3- RELATED  PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $108,677 were incurred during each of the nine months ended December 31, 2004 and 2003. The partnership paid $0 to the General Partner or its affiliates for those fees during each of the nine months ended December 31, 2004 and 2003.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $29,828 and $25,278 during the nine months ended December 31, 2004 and 2003, respectively.


The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                  December 31, 2004               March 31, 2004
                                                                -----------------------       -----------------------

   Advances from WNC                                          $                 2,628       $                 1,780
   Asset management fee payable                                             1,859,181                     1,756,754
                                                                -----------------------       -----------------------
   Total accrued fees and expenses due to
       General Partner and affiliates                         $             1,861,809       $             1,758,534
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted of $80,000 in cash. Liabilities at December 31, 2004 consisted of $ 1,862,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(44,000), reflecting a decrease of $10,000 from the net loss for the three months ended December 31, 2003 of $(54,000). The decrease in net loss is due to a decrease of $10,000 in equity in losses of limited partnerships to $0 for the three months ended December 31, 2004 from approximately $(10,000) for the three months ended December 31, 2003. This decrease was a result of the Partnership not recognizing any losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The loss from operations remained the same for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(125,000), reflecting a decrease of $49,000 from the net loss for the nine months ended December 31, 2003 of $(174,000). The decrease in net loss is primarily due to a decrease of $41,000 in equity in losses of limited partnerships to $0 for the nine months ended December 31, 2004 from approximately $(41,000) for the nine months ended December 31, 2003. This decrease was a result of the Partnership not recognizing any losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses from Limited Partnerships there was also a decrease of $9,000 in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

loss from operations to $(125,000) for the nine months ended December 31, 2004 from $(134,000) for the nine months ended December 31, 2003. The decrease in losses from operations was due to a decrease of $9,000 in amortization, a decrease of $2,000 in other operating expenses, a $2,000 increase in distribution income, offset by a $(4,000) increase in legal and accounting expense.

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net cash used during the nine months ended December 31, 2004 was $(21,000), compared to net cash used in the nine months ended December 31, 2003 of $(13,000). The $(9,000) increase in net cash used is due to a decrease of $(7,000) in accrued fees and expense due to general partner and affiliates along with a decrease of $(2,000) of net cash provided by investing activities to $0 for the nine months ended December 31, 2004 from $2,000 for the nine months ended December 31, 2003 in distributions received from limited partnerships.

During the nine months ended December 31, 2004, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $103,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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

Date: January 25, 2005





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 25, 2005