Form 10-K
period 2005-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2005-11-14
CIK 860331

WNC Housing Tax Credit Fund II, L.P.

                                   Exceptions
                                   ----------

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2005

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
Yes   X      No
   -------     -------

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
Yes           No   X
    -------     ------

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

The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). WNC & Associates, Inc ("Associates") and Wilfred N. Cooper Sr. are the general partners of WNC Financial Group, L.P. The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2005, the Partnership had invested in twenty-seven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates and for the periods indicated:



                                                  ------------------------------   -------------------------------------------------
                                                       As of March 31, 2005                         As of December 31, 2004
                                                  ------------------------------   -------------------------------------------------
                                                     Partnership's
                                                     Total             Amount of                      Estimated          Mortgage
                                   General           Investment        Investment   Number             Aggregate Low     Balances of
Local Limited                      Partner           in Local Limited  Paid to       of                Income Housing  Local Limited
Partnership Name     Location      Name              Partnership       Date         Units   Occupancy  Credits (1)       Partnership
------------------------------------------------------------------------------------------------------------------------------------

                                   Clifford E. Olsen,
Airport Road         Slidell,      Olsen Securities
Associates, Limited  Louisiana     Corporation         $  334,000    $   334,000       40        98%    $  695,000     $  1,429,000

                     Amite &
Am-Kent Associates,  Kentwood,     Olsen Securities
Ltd.                 Louisiana     Corporation            232,000        232,000       32       100%       585,000        1,100,000

                                   Western States
                                   Housing Corporation
Arizona I Limited    Showlow,      and Joe W. Roberts
Partnership          Arizona       Company                320,000        320,000       42        81%       617,000        1,463,000

Ashland Investment
Group, an Oregon     Ashland,
Limited Partnership  Oregon        Ronald D. Bettencourt  300,000        300,000       40        98%       666,000        1,360,000

                                   Thomas H. Cooksey and
Brantley Housing,    Brantley,     Apartment Developers,
Ltd.                 Alabama       Inc.                   108,000        108,000       19        89%       287,000          564,000

Brian's Village
Apartments, an                     Robert W. Green and
Oklahoma Limited     Mannford,     Emerald Development
Partnership.         Oklahoma      Co., Inc.              176,000        176,000       28        96%       374,000          744,000

Candleridge
Apartments of        Perry,
Perry, L.P.          Iowa          Eric A Sheldahl         93,000         93,000       23        87%       224,000          578,000

Candleridge
Apartments of        Runnells,
Runnells, L.P.       Iowa          Eric A. Sheldahl        58,000         58,000       15       100%       141,000          358,000


                                                  ------------------------------   -------------------------------------------------
                                                       As of March 31, 2005                         As of December 31, 2004
                                                  ------------------------------   -------------------------------------------------
                                                     Partnership's
                                                     Total             Amount of                       Estimated          Mortgage
                                   General           Investment        Investment   Number             Aggregate Low     Balances of
Local Limited                      Partner           in Local Limited  Paid to       of                Income Housing  Local Limited
Partnership Name     Location      Name              Partnership       Date         Units   Occupancy  Credits (1)       Partnership
------------------------------------------------------------------------------------------------------------------------------------

                                   Western
                                   States Housing
                                   Corporation, ABO
Casa Allegre         Las Vegas,    Corporation and
Limited Partnership  New Mexico    Alan D. Nofsker        318,000     318,000         42      100%          635,000    1,333,000

                                   Doublekaye Corp
Castroville          Castroville,  and Gary L
Village, Ltd.        Texas         Kersch                 165,000     165,000         40       98%          426,000      917,000

                                   Douglas B.
Cherokee Square,     Rogersville,  Parker and
L.P.                 Tennessee     Billy D.Cobb           202,000     202,000         31      100%          418,000      959,000

Divall Midland       Port
Associates Limited   Washington,
Partnership II       Wisconsin     Gary J. DiVall         234,000     234,000         32      100%          489,000    1,136,000

                                   Thomas H. Cooksey
Eclectic Housing,    Eclectic,     and Apartment
Ltd.                 Alabama       Developers,Inc.         74,000      74,000         15      100%          216,000      395,000

Elizabeth Square     Raceland,     Olsen Securities
Associates, Ltd.     Louisiana     Corp                   356,000     356,000         48      100%          748,000    1,437,000

Emory Capital, L.P.  Emory, Texas  1600 Capital
                                   Company, Inc.           85,000      85,000         16      100%          175,000      363,000

Emory Manor, L.P.    Emory, Texas  1600 Capital
                                   Company, Inc.          128,000     128,000         24       96%          206,000      543,000

Idalou Manor, L.P.   Idalou,       1600 Capital
                     Texas         Company, Inc.          122,000     122,000         24      100%          290,000      609,000

Jefferson Capital,   Jefferson,    1600 Capital
L.P.                 Texas         Company, Inc.          167,000     167,000         30       97%          269,000      703,000


                                                  ------------------------------   -------------------------------------------------
                                                       As of March 31, 2005                         As of December 31, 2004
                                                  ------------------------------   -------------------------------------------------
                                                     Partnership's
                                                     Total             Amount of                       Estimated          Mortgage
                                   General           Investment        Investment   Number             Aggregate Low     Balances of
Local Limited                      Partner           in Local Limited  Paid to       of                Income Housing  Local Limited
Partnership Name     Location      Name              Partnership       Date         Units   Occupancy  Credits (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------

Jefferson Manor,     Jefferson,    1600 Capital
L.P                  Texas         Company, Inc.      179,000         179,000        32        97%          362,000          751,000

                                   Thomas G. Larson,
Lakeview Limited                   William H. Larson,
Partnership          Beaver Dam    and Raymond L.
                     Wisconsin     Tetzlaff           264,000         264,000        40        93%          528,000        1,219,000

Littlefield Manor,   Littlefield,  1600 Capital
L.P.                 Texas         Company,Inc.       118,000         118,000        24        92%          280,000          584,000

                                   Thomas H. Cooksey
Perry County         Uniontown,    and Apartment
Housing, Ltd         Alabama       Developers, Inc.    82,000          82,000        15        87%          215,000          431,000

                                   Thomas H. Cooksey
Pine Hill            Pine Hill,    and Apartment
Housing, Ltd         Alabama       Developers, Inc.   105,000         105,000        19        84%          267,000          546,000

Rociada              Hereford,     Richard Lee
Partners Ltd         Texas         (Rick) Brown       154,000         154,000        28       100%          316,000          717,000

                                   Thomas H. Cooksey
Wadley Housing,      Wadley,       and Apartment
Ltd                  Alabama       Developers,Inc.     76,000          76,000        15        80%          213,000          432,000

                                   Thomas G. Larson,
Whitewater Woods                   William H. Larson,
Limited              Whitewater,   and Raymond L.
Partnership          Wisconsin     Tetzlaff           301,000         301,000        40        88%          603,000        1,302,000

Willcox Investment
Group, an Arizona    Willcox,
Limited Partnership  Arizona       John P. Casper     245,000         245,000        30        97%          490,000        1,041,000
                                                  ------------    ------------     ------     -----    --------------    -----------
                                                  $ 4,996,000     $ 4,996,000       784        94%      $10,735,000      $23,013,000
                                                  ===========     ============     ======     =====    ==============    ===========

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



                                  --------------------------------------------------------------------------
                                                    For the year ended December 31, 2004
                                  --------------------------------------------------------------------------

                                                                                Low Income Housing Credits
        Partnership Name             Rental Income      Net Income/(Loss)         Allocated to Partnership
-----------------------------     ------------------------------------------------------------------------

Airport Road Associates, Limited           $ 198,000            $ (84,000)                            99%

Am-Kent Associates, Ltd.                     172,000              (48,000)                            99%

Arizona I Limited Partnership                164,000              (55,000)                            99%

Ashland Investment Group, an
Oregon Limited Partnership                   184,000              (43,000)                            99%

Brantley Housing, Ltd.                        75,000              (14,000)                            99%

Brian's Village Apartments, an
Oklahoma Limited Partnership.                107,000              (34,000)                            99%

Candleridge Apartments of
Perry, L.P.                                  128,000              (13,000)                            99%

Candleridge Apartments of
Runnells, L.P.                                96,000              (11,000)                            99%

Casa Allegre Limited Partnership             196,000               (9,000)                            99%

Castroville Village, Ltd.                    179,000              (11,000)                            99%

Cherokee Square, L.P.                         97,000              (31,000)                            99%

Divall Midland Associates
Limited Partnership II                       145,000              (51,000)                            99%

Eclectic Housing, Ltd.                        60,000                6,000                             99%

Elizabeth Square Associates,
Ltd.                                         184,000              (62,000)                            99%

Emory Capital, L.P.                           59,000               (6,000)                            99%

Emory Manor, L.P.                             87,000              (15,000)                            99%

Idalou Manor, L.P.                            97,000               (2,000)                            99%

Jefferson Capital, L.P.                      106,000               (2,000)                            99%

Jefferson Manor, L.P.                        105,000                1,000                             99%

Lakeview Limited Partnership                 165,000              (10,000)                            99%

Littlefield Manor, L.P.                       91,000               (2,000)                            99%


                                  --------------------------------------------------------------------------
                                                    For the year ended December 31, 2004
                                  --------------------------------------------------------------------------
                                                                                Low Income Housing Credits
        Partnership Name             Rental Income      Net Income/(Loss)         Allocated to Partnership
-----------------------------     --------------------------------------------------------------------------

Perry County Housing, Ltd.                    60,000               (8,000)                            99%

Pine Hill Housing, Ltd.                       73,000              (29,000)                            99%

Rociada Partners Ltd.                        158,000              (20,000)                            99%

Wadley Housing, Ltd.                          55,000               (9,000)                            99%

Whitewater Woods Limited
Partnership                                  187,000              (43,000)                            99%

Willcox Investment Group, an
Arizona Limited Partnership                  154,000              (11,000)                            99%
                                         ------------         ------------
                                         $ 3,382,000           $ (616,000)
                                         ===========          ============

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 542 Limited Partners and 10 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, No unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                         ------------ ---------------------------------------------------

                            2005         2004         2003         2002         2001
                         -----------  -----------  -----------  -----------  ------------
                         (Unaudited)

ASSETS
Cash and cash
equivalents            $     83,245  $   101,711  $   113,943  $   127,554  $    136,626
Investments in
   limited
   partnerships, net              -            -      308,868      418,246       622,522
                         -----------  -----------  -----------  -----------  ------------

                       $     83,245  $   101,711  $   422,811  $   545,800  $    759,148
                         ===========  ===========  ===========  ===========  ============

LIABILITIES
Accrued fees and
   expenses due to
   general partner
   and affiliates      $  1,900,629  $ 1,758,534  $ 1,613,741  $ 1,473,564  $  1,335,561

PARTNERS' DEFICIT        (1,817,384)  (1,656,823)  (1,190,930)    (927,764)     (576,413)
                         -----------  -----------  -----------  -----------  ------------

                       $     83,245  $   101,711  $   422,811  $   545,800  $    759,148
                         ===========  ===========  ===========  ===========  ============

Selected results of operations, cash flows, and other information for the Partnership are as follows:


                                                For the Years Ended
                                                     March 31
                           --------------------------------------------------------------

                             2005         2004         2003         2002         2001
                           ----------  -----------  -----------   ----------   ----------
                          (Unaudited)

Loss from operations
(Note 1)                  $ (160,561) $  (426,672)  $ (167,722) $  (163,302)  $ (180,074)
Equity in loss from
   limited partnerships            -      (39,221)     (95,444)    (188,049)    (402,233)
                           ----------  -----------  -----------   ----------  -----------

Net loss                  $ (160,561) $  (465,893)  $ (263,166) $  (351,351)  $ (582,307)
                           ==========  ===========  ===========   ==========   ==========

Net loss allocated to:

   General Partner        $   (1,605) $    (4,659)  $   (2,632)  $   (3,514)  $   (5,823)
                           ==========  ===========  ===========   =========    ==========
   Limited Partners
                          $ (158,956) $  (461,234)  $ (260,534)  $ (347,837)  $ (576,484)
                           ==========  ===========  ===========   ==========   ==========

Net loss per limited
   partner unit           $   (22.71) $    (65.89)  $   (37.22)  $   (49.69)  $   (82.35)
                           ==========  ===========  ===========   ==========   ==========

  Outstanding weighted
   limited partner units      7,000         7,000        7,000        7,000        7,000
                           ==========  ===========  ===========   ==========   ==========


Note 1 - Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investments in limited partnerships of $256,646. (See Note 2 to the audited financial statements.)


                                                For the Years Ended
                                                     March 31
                           --------------------------------------------------------------

                             2005         2004         2003         2002         2001
                           ----------  -----------  -----------   ----------   ----------
                          (Unaudited)

Net cash provided by
   (used in):
   Operating
   activities              $ (18,466)  $   (13,650)  $  (15,961)  $  (16,958)  $  (17,774)
   Investing
   activities                      -         1,418        2,350        7,886        3,573
                          -----------  -----------   -----------   ----------   ----------

Net change in cash
  and cash equivalents       (18,466)      (12,232)     (13,611)      (9,072)     (14,201)

Cash and cash
  equivalents,
  beginning of period        101,711       113,943      127,554      136,626      150,827
                          -----------  -----------  -----------    ----------   ----------

Cash and cash
  equivalents, end of
  period                $     83,245   $   101,711   $  113,943   $  127,554   $  136,626
                          ===========   ===========  ===========   ==========   ==========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                             2004         2003          2002             2001              2000
                          -----------  -----------   ------------   ---------------    -------------

Federal                 $          6  $        10   $         21   $            54   $          120
State                              -            -             -                  -                -
                          -----------  -----------   ------------   ---------------    -------------

Total                   $          6  $        10   $         21   $            54   $          120
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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See notes 2 and 3 to the financial statements).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partner will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2005 consisted primarily of $83,000 in cash. Liabilities at March 31, 2005 primarily consisted of $1,901,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. The Partnership's net loss for the year ended March 31, 2005 was $(161,000), reflecting a decrease of $305,000 from the net loss experienced for the year ended March 31, 2004. The decrease in net loss is primarily due to the decrease in loss from operations of $266,000 for the year ended March 31, 2005 compared to the year ended March 31, 2004. The decrease in loss from operations was primarily caused by a $257,000 decrease in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in two limited partnerships for the year ended March 31, 2004. Along with a decrease of $11,000 in amortization offset by a $(2,000) increase in other operating expenses. In addition there was a decrease in the equity in losses from limited partnerships which decreased by $39,000 to $0 for the year ended March 31, 2005 from $(39,000) for the year ended March 31, 2004. This decrease was a result of the Partnership not recognizing losses of the Local Limited Partnerships. The investments in all the Local Limited Partnerships had reached $0 at March 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. Net cash used during the year ended March 31, 2005 was $(18,000), compared to net cash used for the year ended March 31, 2004 of $(12,000). The increase in cash used was due primarily to an increase in cash used in operating activities of $(5,000) along with a $(1,000) decrease of cash provided by investing activities.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. Net cash used during the year ended March 31, 2004 was $(12,000), compared to net cash used for the year ended March 31, 2003 of $(14,000). The decrease in cash used was due primarily to a decrease in cash used in operating activities.

During the years ended March 31, 2005, 2004 and 2003, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $ 142,000, $145,000 and $140,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2005:

                                       2006        2007        2008       2009       2010      Thereafter    Total
                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------

Asset Management Fees (1)         $  2,040,309 $  144,902  $  144,902 $  144,902  $ 144,902  $ 5,071,570  $ 7,691,487
Capital Contributions Payable to
   Lower Tier Partnerships                   -          -           -          -          -            -            -
                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------
Total contractual cash
obligations                       $  2,040,309 $  144,902  $  144,902 $  144,902  $ 144,902  $ 5,071,570  $ 7,691,487
                                    ===========  =========   =========  =========  =========   ==========  ===========


(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2005 have been included in the 2006 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For  additional   information   regarding  asset  management  fees  and  capital
contributions payable to Local Limited Partnerships, see Notes 2 and 3 to the financial statements included elsewhere herein.

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

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

        Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.




                                                                           March 31
                                                                 ------------------------------
                                                                     2005             2004
                                                                 --------------   -------------

ASSETS

Cash and cash equivalents                                      $        83,245  $      101,711
Investments in limited partnerships, net (Notes 2 and 3)                     -               -
                                                                 --------------   -------------

                                                               $        83,245  $      101,711
                                                                 ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                       $     1,900,629  $    1,758,534
                                                                 --------------   -------------

Commitments and contingencies

Partners' deficit:
    General partner                                                    (77,716)        (76,111)
    Limited partners (12,000 units authorized; 7,000 units
     issued and outstanding)                                        (1,739,668)     (1,580,712)
                                                                 --------------   -------------

      Total partners' deficit                                       (1,817,384)     (1,656,823)
                                                                 --------------   -------------

                                                               $        83,245  $      101,711
                                                                 ==============   =============


                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

                                                         For the Years Ended
                                                              March 31
                                           ------------------------------------------------
                                               2005              2004             2003
                                           --------------    -------------    -------------

Interest income                          $           283   $          534   $        1,393
Distribution income                               15,528           15,589           11,110
                                            -------------    -------------    -------------

    Total income                                  15,811           16,123           12,503
                                           --------------    -------------    -------------

Operating expenses:
   Amortization (Notes 2 and 3)                        -           11,583           11,584
   Asset management fees (Note 3)                144,902          144,902          144,902
   Impairment loss (Note 2)                           -          256,646                -
   Other                                          31,470           29,664           23,739
                                           --------------    -------------    -------------

    Total operating expenses                     176,372          442,795          180,225
                                           --------------    -------------    -------------

Loss from operations                            (160,561)        (426,672)        (167,722)

Equity in losses of limited
  partnerships (Note 2)                                -          (39,221)         (95,444)
                                           --------------    -------------    -------------

Net loss                                 $      (160,561)  $     (465,893) $      (263,166)
                                           ==============    =============    =============

Net loss allocated to:
   General partner                       $        (1,605)  $       (4,659) $        (2,632)
                                           ==============    =============    =============

   Limited partners                      $      (158,956)  $     (461,234) $      (260,534)
                                           ==============    =============    =============

Net loss per limited partnership unit    $        (22.71)  $       (65.89) $        (37.22)
                                           ==============    =============    =============

Outstanding weighted limited
  partner units                                    7,000            7,000            7,000
                                           ==============    =============    =============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2002                       $        (68,820)  $       (858,944)   $      (927,764)

Net loss                                                            (2,632)          (260,534)          (263,166)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2003                                (71,452)        (1,119,478)        (1,190,930)

Net loss                                                            (4,659)          (461,234)          (465,893)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2004                                (76,111)        (1,580,712)        (1,656,823)

Net loss                                                            (1,605)          (158,956)          (160,561)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2005                       $        (77,716)  $     (1,739,668)   $    (1,817,384)
                                                            ===============     ===============    ===============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOW


                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

                                                        For the Years Ended March 31
                                               ------------------------------------------------
                                                   2005             2004              2003
                                               -------------    --------------    -------------

Cash flows from operating activities:
   Net loss                                  $     (160,561)   $     (465,893)  $     (263,166)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities:
     Amortization                                         -            11,583           11,584
     Equity in losses of limited
       partnerships                                       -            39,221           95,444
     Impairment loss                                      -           256,646                -
     Increase in accrued fees and
       expenses due to general partner
       and affiliates                               142,095           144,793          140,177
                                               -------------    --------------    -------------

Net cash used in operating activities               (18,466)          (13,650)         (15,961)
                                               -------------    --------------    -------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                         -             1,418            2,350
                                               -------------    --------------    -------------

Net decrease in cash and
  cash equivalents                                  (18,466)          (12,232)         (13,611)

Cash and cash equivalents, beginning of
   period                                           101,711           113,943          127,554
                                               -------------    --------------    -------------

Cash and cash equivalents, end of period     $       83,245    $      101,711   $      113,943
                                               =============    ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

     Taxes paid                              $          800    $          800   $          800
                                               =============    ==============    =============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         NOTES TO FINANACIAL STATEMENTS

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of WNC Financial Group, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued
-------------------------------------------------------------------------------

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Impact of New Accounting Pronouncements
---------------------------------------

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

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

As discussed in Note 1, the Partnership accounts for its investments in limited partnerships using the equity method of accounting. The Partnership's investment in Local Limited Partnerships as shown in the balance sheets at March 31, 2005 and 2004 are approximately, $3,386,000 and $2,760,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0 and $256,646 during the years ended March 31, 2005 and 2004, respectively.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

At March 31, 2005 and 2004, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2005, 2004 and 2003 amounting to approximately $612,302, $599,887 and $536,512, respectively, have not been recognized. As of March 31, 2005, the aggregate share of net losses not recognized by the Partnership amounted to $3,432,911.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years Ended March 31
                                                                 -------------------------------------------------

                                                                     2005             2004              2003
                                                                 --------------   --------------    --------------

Investments per balance sheet, beginning of period             $             -  $       308,868   $       418,246
Equity in losses of limited partnerships                                     -          (39,221)          (95,444)
Impairment loss                                                              -         (256,646)                -
Distributions received from limited partnerships                             -           (1,418)           (2,350)
Amortization of paid acquisition fees and costs                              -          (11,583)          (11,584)
                                                                 --------------   --------------    --------------
Investments per balance sheet, end of period                   $             -  $             -   $       308,868
                                                                 ==============   ==============    ==============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

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

                                                   COMBINED CONDENSED BALANCE SHEETS

                                                                                     2004               2003
                                                                                ---------------    ----------------

ASSETS

Buildings and improvements, net of accumulated
   depreciation as of December 31, 2004 and 2003 of
   $12,232,000 and $ 11,400,000, ,  respectively                              $     17,270,000   $      18,032,000
Land                                                                                 1,362,000           1,354,000
Other assets                                                                         2,205,000           2,173,000
                                                                                ---------------    ----------------

                                                                              $     20,837,000   $      21,559,000
                                                                                ===============    ================

LIABILITIES

Mortgage loans payable                                                        $     23,013,000   $      23,092,000
Due to related parties                                                                 159,000             172,000
Other liabilities                                                                      439,000             420,000
                                                                                ---------------    ----------------

                                                                                    23,611,000          23,684,000
                                                                                ---------------    ----------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.                                               (3,386,000)          (2,760,000)
Other partners                                                                        612,000              635,000
                                                                                ---------------    ----------------

                                                                                   (2,774,000)          (2,125,000)
                                                                                ---------------    ----------------

                                                                              $    20,837,000    $      21,559,000
                                                                                ===============    ================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2004               2003                2002
                                                            ---------------    ---------------     ---------------

Total revenues, including interest and rent
   subsidies                                              $      3,461,000   $      3,333,000    $      3,189,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,615,000          2,437,000           2,340,000
   Interest expense                                                631,000            642,000             651,000
   Depreciation and amortization                                   831,000            898,000             834,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          4,077,000          3,977,000           3,825,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (616,000)  $       (644,000)  $        (636,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (610,000)  $       (638,000)  $        (630,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $             -    $        (39,000)  $         (95,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $630,000 as of March 31, 2005 and 2004. Of the accumulated amortization recorded on the balance sheet at March 31, 2005, $0, $10,667 and $30,710 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2005, 2004 and 2003, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $144,902 were incurred during each of the years ended March 31, 2005, 2004 and 2003, of which $0, $0 and $5,250 were paid during the years ended March 31, 2005, 2004 and 2003, respectively.

     The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $28,000 and $30,000 during the years ended March 31, 2005 and 2004, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ending March 31, 2005.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                    March 31
                                                                        ----------------------------------

                                                                             2005               2004
                                                                        ---------------    ---------------

Advances from WNC                                                     $          5,222   $          1,780

Asset management fee payable                                                 1,895,407          1,756,754
                                                                        ---------------    ---------------

                                                                      $      1,900,629   $      1,758,534
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANACIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion fromour independent registed public accounting firm.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2005
               ----

Income                                $          4,000    $          9,000   $             -     $          3,000

Operating expenses                             (41,000)            (53,000)          (44,000)             (38,000)

Equity in income (losses) of
     limited partnerships                            -                   -                  -                   -

Net loss                                       (37,000)            (44,000)          (44,000)             (35,000)

Net Loss available to limited
     partners                                  (37,000)            (44,000)          (44,000)             (35,000)

Net Loss per limited partnership
     unit                                           (5)                 (6)               (6)                  (5)

               2004
               ----

Income                                $          3,000    $          8,000   $         1,000     $          4,000

Operating expenses                             (46,000)            (55,000)          (44,000)            (298,000)

Equity in income (losses) of
     limited partnerships                      (10,000)            (21,000)          (10,000)               2,000

Net loss                                       (53,000)            (68,000)          (53,000)            (292,000)

Net Loss available to limited
     partners                                  (53,000)            (67,000)          (53,000)            (288,000)

Net Loss per limited partnership
     unit                                           (8)                (10)               (8)                 (41)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.         Chairman of the Board
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Michael J. Gaber               Senior Vice President - Acquisitions
Edward W. Peters               President of WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly
                                  -----------------------------     ------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

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

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit Committee  Financial  Expert,  and (i)  Identification  of the Audit
     --------------------------------------------------------------------------
     Committee
     ---------

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


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,902 were incurred during each of the years ended March 31, 2005, 2004 and 2003. The Partnership paid the General Partner or its affiliates $0, $0 and $5,250 of those fees during the years ended March 31, 2005, 2004 and 2003, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rate; 6% for the balance of the Partnership's term. No such fee was incurred in the three year period ending March 31, 2005.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $28,000, $30,000 and $22,000 during the years ended March 31, 2005, 2004 and 2003, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $50, $700 and $1,500 for the General Partners for the tax years ended December 31, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive a percentage of Partnership income or losses, and of cash distributions. There were no distributions of cash to the General Partners during the years presented.

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

Item 14.  Principal Accountant Fees and Services

     The following is a summary of fees paid to the Partnerhsip's independent auditors for the years ended March 31:

                                             2005                2004
                                        ---------------     ---------------

Audit Fees                            $         18,550    $         20,725
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,625
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         21,550    $         22,350
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Unaudited Balance Sheets, March 31, 2005 and 2004
         Unaudited Statements of Operations for the years ended March 31, 2005,
           2004 and 2003
         Unaudited Statements of Partners' Equity (Deficit) for the years ended
           March 31, 2005, 2004 and 2003
         Unaudited Statements of Cash Flows for the years ended March 31, 2005,
           2004 and 003
         Unaudited Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------


         Unaudited Schedule III - Real Estate Owned by Local Limited
           Partnerships

(a)(3)   List of Exhibits.
         -----------------

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement dated as of January 19, 1990, filed as Exhibit 28.1 to Form 10 K for the year ended December 31, 1994 is hereby incorporated herein as exhibit 3.1.

31.1 Certification of the Chiefl Executive Officer pursuant to Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

31.2 Certification of theChief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005


                           -----------------------------------------  --------------------------------------------------------------
                             As of March 31, 2005                                  As of December 31, 2004
                           -----------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment Paid   of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   to Date           Partnership         Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road,
Associates,           Slidell,
Limited               Louisiana      $  334,000     $  334,000        $ 1,429,000      $ 1,859,000      $   966,000     $   893,000

                      Amite &
Am-Kent Associates,   Kentwood
Ltd.                  Louisiana         232,000        232,000          1,100,000        1,588,000          759,000          829,000

Arizona I
Limited               Showlow,
Partnership           Arizona           320,000        320,000          1,463,000        1,985,000          734,000        1,251,000

Ashland Investment
Group,
an Oregon Limited     Ashland,
Partnership           Oregon            300,000        300,000          1,360,000        1,843,000          555,000        1,288,000

Brantley              Brantley,
Housing, Ltd.         Alabama           108,000        108,000            564,000          720,000          259,000          461,000

Brian's Village
Apartments,
an Oklahoma           Mannford,
Limited Partnership.  Oklahoma          176,000        176,000            744,000          993,000          475,000         518,0000

Candleridge
Apartments of
Perry, L.P.           Perry, Iowa       93,000          93,000            578,000          837,000          380,000          457,000


WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                           -----------------------------------------  --------------------------------------------------------------
                             As of March 31, 2005                                  As of December 31, 2004
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment Paid   of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   to Date           Partnership         Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Candleridge
Apartments of        Runnells,
Runnells, L.P.       Iowa               58,000          58,000            358,000         525,000          237,000           288,000

Casa Allegre
Limited              Las Vegas,
Partnership          New Mexico        318,000         318,000          1,333,000       1,954,000          684,000         1,270,000

Castroville          Castroville,
Village, Ltd.        Texas             165,000         165,000            917,000       1,151,000          301,000           850,000

Cherokee Square,     Rogersville,
L.P.                 Tennessee         202,000         202,000            959,000       1,229,000          581,000           648,000

Divall Midland
Associates Limited   Port Washington,
Partnership II       Wisconsin         234,000         234,000          1,136,000       1,577,000          842,000           735,000

Eclectic             Eclectic,
Housing, Ltd.        Alabama            74,000          74,000            395,000         502,000          174,000           328,000

Elizabeth Square     Raceland,
Associates, Ltd.     Louisiana         356,000         356,000          1,437,000       2,063,000          929,000         1,134,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005


                           -----------------------------------------  --------------------------------------------------------------
                             As of March 31, 2005                                  As of December 31, 2004
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment Paid   of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   to Date           Partnership         Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Emory                 Emory,
Capital, L.P.         Texas             85,000            85,000          363,000         471,000          221,000           266,000

Emory                 Emory,
Manor, L.P.           Texas            128,000           128,000          543,000         719,000          302,000           443,000

Idalou                Idalou,
Manor, L.P.           Texas            122,000           122,000          609,000         758,000          252,000           526,000

Jefferson             Jefferson,
Capital, L.P.         Texas            167,000           167,000          703,000         920,000          377,000           585,000

Jefferson             Jefferson,
Manor, L.P.           Texas            179,000           179,000          751,000         965,000          401,000           607,000

Lakeview Limited      Beaver Dam,
Partnership           Wisconsin        264,000           264,000        1,219,000       1,464,000          560,000         1,029,000

Littlefield           Littlefield,
Manor, L.P.           Texas            118,000           118,000          584,000         729,000          246,000           503,000

Perry County          Uniontown,
Housing, Ltd.         Alabama           82,000            82,000          431,000         516,000          193,000           345,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                          -----------------------------------------   --------------------------------------------------------------
                                      As of March 31, 2005                                  As of December 31, 2004
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment        of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   Paid to Date      Partnership         Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Pine Hill             Pine Hill,
Housing, Ltd          Alabama          105,000           105,000          546,000         688,000          245,000           443,000

Rociada               Hereford,
Partners Ltd.         Texas            154,000           154,000          717,000         921,000          329,000           592,000

Wadley                Wadley,
Housing, Ltd.         Alabama           76,000            76,000          432,000         539,000          195,000           344,000

Whitewater
Woods Limited         Whitewater,
Partnership           Wisconsin        301,000           301,000        1,302,000       1,695,000          610,000         1,085,000

Willcox
Investment Group,
an Arizona Limited    Willcox,
Partnership           Arizona          245,000           245,000        1,041,000       1,338,000          422,000           916,000
                                 ---------------------------------------------------------------------------------------------------
                                  $  4,996,000      $  4,996,000    $  23,013,000   $  30,863,000    $  12,229,000     $  18,634,000
                                 ===================================================================================================

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005



                                              --------------------------------------------------------------------------------------
                                                                           For the year ended December 31, 2004
                                              --------------------------------------------------------------------------------------
                                                                                        Year
                                                                                        Investment                Estimated Useful
     Partnership Name                         Rental Income        Net Income\(Loss)    Acquired     Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road                                   $  198,000           $   (84,000)          1990       Completed           27.5
Associates, Limited

Am-Kent Associates, Ltd.                          172,000               (48,000)          1991       Completed           27.5


Arizona I Limited Partnership                     164,000               (55,000)          1990       Completed             35

Ashland Investment Group,
an Oregon Limited Partnership.                    184,000               (43,000)          1990       Completed             50

Brantley Housing, Ltd.                             75,000               (14,000)          1992       Completed             40

Brian's Village Apartments,
an Oklahoma Limited Partnership.                  107,000               (34,000)          1990       Completed             30

Candleridge Apartments of Perry, L.P.             128,000               (13,000)          1992       Completed           27.5

Candleridge Apartments of Runnells, L.P.           96,000               (11,000)          1992       Completed           27.5

Casa Allegre Limited Partnership                  196,000                (9,000)          1990       Completed             40

Castroville Village, Ltd.                         179,000               (11,000)          1991       Completed             50

Cherokee Square, L.P.                              97,000               (31,000)          1990       Completed             50

Divall Midland Associates
Limited Partnership II                            145,000               (51,000)          1990       Completed           27.5

Eclectic Housing, Ltd.                             60,000                 6,000           1992       Completed             40

Elizabeth Square Associates, Ltd.                 184,000               (62,000)          1994       Completed           27.5

Emory Capital, L.P.                                59,000                (6,000)          1990       Completed           27.5

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                              --------------------------------------------------------------------------------------
                                                                           For the year ended December 31, 2004
                                              --------------------------------------------------------------------------------------
                                                                                        Year
                                                                                        Investment                Estimated Useful
     Partnership Name                         Rental Income        Net Income\(Loss)    Acquired     Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                                  87,000               (15,000)          1990       Completed           30

Idalou Manor, L.P.                                 97,000                (2,000)          1992       Completed           40

Jefferson Capital, L.P.                           106,000                (2,000)          1990       Completed           50

Jefferson Manor, L.P.                             105,000                 1,000           1990       Completed           50

Lakeview Limited Partnership                      165,000               (10,000)          1991       Completed           35

Littlefield Manor, L.P.                            91,000                (2,000)          1991       Completed           40

Perry County Housing, Ltd.                         60,000                (8,000)          1992       Completed           40

Pine Hill Housing, Ltd.                            73,000               (29,000)          1992       Completed           40

Rociada Partners Ltd.                             158,000               (20,000)          1990       Completed           40

Wadley Housing, Ltd.                               55,000                (9,000)          1992       Completed           40

Whitewater Woods Limited Partnership              187,000               (43,000)          1991       Completed           35

Willcox Investment Group,
an Arizona Limited Partnership                    154,000               (11,000)          1990       Completed           50
                                                 --------              ---------
                                             $  3,382,000           $  (616,000)
                                                =========             ==========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                          -----------------------------------------   --------------------------------------------------------------
                                        As of March 31, 2004                                  As of December 31, 2003
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment        of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   Paid to Date      Partnership         Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road          Slidell,
Associates, Limited   Louisiana   $    334,000      $  334,000       $ 1,433,000      $ 1,858,000        $ 902,000      $  956,000

                      Amite &
Am-Kent Associates,   Kentwood,
Ltd.                  Louisiana        232,000         232,000         1,104,000        1,588,000          703,000         885,000

Arizona I             Showlow,
Limited Partnership   Arizona          320,000         320,000         1,468,000        1,993,000          682,000       1,311,000

Ashland Investment
Group, an Oregon      Ashland,
Limited Partnership   Oregon           300,000         300,000         1,365,000        1,844,000          520,000       1,324,000

Brantley              Brantley,
Housing, Ltd.         Alabama          108,000         108,000           566,000          719,000          239,000         480,000

Brian's Village
Apartments,
an Oklahoma           Mannford,
Limited Partnership   Oklahoma         176,000         176,000           747,000          974,000          444,000         530,000

Candleridge
Apartments of
Perry, L.P.           Perry, Iowa       93,000          93,000           581,000          823,000          348,000         475,000

Candleridge
Apartments of         Runnells,
Runnells, L.P.        Iowa              58,000          58,000           362,000          515,000          218,000         297,000

Casa Allegre          Las Vegas,
Limited Partnership   New Mexico       318,000         318,000         1,346,000        1,941,000          631,000       1,310,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                           -----------------------------------------  --------------------------------------------------------------
                                         As of March 31, 2004                                  As of December 31, 2003
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment        of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   Paid to Date      Partnership         Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Castroville           Castroville,
Village, Ltd.         Texas              165,000         165,000          925,000      1,150,000          278,000        872,000

Cherokee              Rogersville,
Square, L.P.          Tennessee          202,000         202,000          964,000      1,227,000          549,000        678,000

Divall Midland        Port
Associates Limited    Washington,
Partnership II        Wisconsin          234,000         234,000        1,141,000      1,570,000          784,000        786,000

Eclectic              Eclectic,
Housing, Ltd.         Alabama             74,000          74,000          399,000        500,000          164,000        336,000

Elizabeth Square      Raceland,
Associates, Ltd.      Louisiana          356,000         356,000        1,445,000      2,062,000          855,000      1,207,000

Emory
Capital, L.P.         Emory, Texas        85,000          85,000          364,000        487,000          211,000        276,000


Emory
Manor, L.P.           Emory, Texas       128,000         128,000          545,000        744,000          290,000        454,000

Idalou
Manor, L.P.           Idalou, Texas      122,000         122,000          611,000        778,000          233,000        545,000

Jefferson             Jefferson,
Capital, L.P.         Texas              167,000         167,000          705,000        963,000          362,000        601,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                           -----------------------------------------  --------------------------------------------------------------
                             As of March 31, 2004                                  As of December 31, 2003
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment        of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   Paid to Date      Partnership         Equipment     Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Jefferson             Jefferson,
Manor, L.P.           Texas              179,000         179,000          753,000      1,008,000          385,000        623,000

Lakeview              Beaver Dam,
Limited Partnership   Wisconsin          264,000         264,000        1,223,000      1,589,000          523,000      1,066,000

Littlefield           Littlefield,
Manor, L.P.           Texas              118,000         118,000          586,000        749,000          226,000        523,000


Perry County          Uniontown,
Housing, Ltd.         Alabama             82,000          82,000          433,000        531,000          178,000        353,000


Pine Hill             Pine Hill,
Housing, Ltd.         Alabama            105,000         105,000          549,000        688,000          226,000        462,000

Rociada               Hereford,
Partners Ltd.         Texas              154,000         154,000          720,000        921,000          306,000        615,000


Wadley                Wadley,
Housing, Ltd.         Alabama             76,000          76,000          433,000        534,000          179,000        355,000


Whitewater Woods      Whitewater,
Limited Partnership   Wisconsin          301,000         301,000        1,279,000      1,692,000          568,000      1,124,000

Willcox Investment
Group, an Arizona     Willcox,
Limited Partnership   Arizona            245,000         245,000        1,045,000      1,338,000          396,000        942,000
                                      ----------       ---------       -----------   -----------      -----------     ----------
                                    $  4,996,000     $ 4,996,000      $23,092,000    $30,786,000     $ 11,400,000    $19,386,000
                                    ============     ===========      ===========    ===========     ============    ===========

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
     Partnership Name                         Rental Income        Net Income\(Loss)    Acquired      Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road
Associates, Limited                           $  180,000            $   (40,000)          1990       Completed           27.5

Am-Kent Associates, Ltd.                         166,000                (37,000)          1991       Completed           27.5

Arizona I Limited Partnership                    134,000                (72,000)          1990       Completed             35

Ashland Investment Group,
 an Oregon Limited Partnership.                  173,000                (37,000)          1990       Completed             50

Brantley Housing, Ltd.                            65,000                (11,000)          1992       Completed             40

Brian's Village Apartments,
an Oklahoma Limited Partnership.                 107,000                (30,000)          1990       Completed             30

Candleridge Apartments of Perry, L.P.            125,000                (10,000)          1992       Completed           27.5

Candleridge Apartments of Runnells, L.P.          91,000                 (8,000)          1992       Completed           27.5

Casa Allegre Limited Partnership                 198,000                  6,000           1990       Completed             40

Castroville Village, Ltd.                        179,000                (21,000)          1991       Completed             50

Cherokee Square, L.P.                             91,000                (39,000)          1990       Completed             50

Divall Midland Associates
Limited Partnership II                           153,000               (104,000)          1990       Completed           27.5

Eclectic Housing, Ltd.                            54,000                  1,000           1992       Completed             40

Elizabeth Square Associates, Ltd.                182,000                (56,000)          1994       Completed           27.5

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
                                                                                        Investment                Estimated Useful
     Partnership Name                         Rental Income        Net Income\(Loss)    Acquired     Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Capital, L.P.                               63,000                (3,000)           1990       Completed           27.5

Emory Manor, L.P.                                 87,000                (9,000)           1990       Completed             30

Idalou Manor, L.P.                                89,000               (19,000)           1990       Completed             40

Jefferson Capital, L.P.                          108,000                10,000            1990       Completed             50

Jefferson Manor, L.P.                            106,000                (1,000)           1990       Completed             50

Lakeview Limited Partnership                     165,000               (24,000)           1991       Completed             35

Littlefield Manor, L.P.                           83,000               (15,000)           1991       Completed             40

Perry County Housing, Ltd.                        62,000                 2,000            1992       Completed             40

Pine Hill Housing, Ltd.                           71,000                (6,000)           1992       Completed             40

Rociada Partners Ltd.                            147,000               (33,000)           1990       Completed             40

Wadley Housing, Ltd.                              54,000                (9,000)           1992       Completed             40

Whitewater Woods Limited Partnership             184,000               (52,000)           1991       Completed             35

Willcox Investment Group,
an Arizona Limited Partnership                   134,000               (27,000)           1990       Completed             50
                                             -----------            -----------
                                             $ 3,251,000            $ (644,000)
                                             ===========            ===========

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                          -----------------------------------------  --------------------------------------------------------------
                                       As of March 31, 2003                                  As of December 31, 2002
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment        of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   Paid to Date      Partnership         Equipment     Depreciation         Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road          Slidell,
Associates, Limited   Louisiana      $  334,000      $   334,000       $ 1,437,000     $ 1,858,000      $   838,000    $ 1,020,000

                      Amite &
Am-Kent               Kentwood,
Associates, Ltd.      Louisiana         232,000          232,000        1,108,000        1,588,000          647,000        941,000

Arizona I             Showlow,
Limited Partnership   Arizona           320,000          320,000        1,473,000        1,982,000          632,000      1,350,000

Ashland Investment
Group, an Oregon      Ashland,
LimitedPartnership    Oregon            300,000          300,000        1,370,000        1,824,000          486,000      1,338,000

Brantley              Brantley,
Housing, Ltd.         Alabama           108,000          108,000          568,000          714,000          217,000        497,000

Brian's Village
Apartments, an
Oklahoma Limited      Mannford,
Partnership           Oklahoma          176,000          176,000          749,000          974,000          414,000        560,000

Candleridge
Apartments
of Perry, L.P.        Perry, Iowa        93,000           93,000          584,000          808,000          310,000        498,000


Candleridge
Apartments of         Runnells,
Runnells, L.P.        Iowa               58,000           58,000          365,000          509,000          195,000        314,000


Casa Allegre          Las Vegas,
Limited Partnership   New Mexico        318,000          318,000        1,357,000        1,930,000          579,000      1,351,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                           -----------------------------------------  --------------------------------------------------------------
                                       As of March 31, 2003                                  As of December 31, 2002
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment        of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   Paid to Date      Partnership         Equipment     Depreciation         Value
------------------------------------------------------------------------------------------------------------------------------------

Castroville           Castroville
Village, Ltd.         Texas             165,000          165,000          932,000        1,151,000          255,000        896,000

Cherokee              Rogersville,
Square, L.P.          Tennessee         202,000          202,000          967,000        1,227,000          517,000        710,000


Divall Midland        Port
 Associates Limited   Washington,
Partnership II        Wisconsin         234,000          234,000        1,146,000        1,557,000          662,000        895,000


Eclectic              Eclectic,
Housing, Ltd.         Alabama            74,000           74,000          402,000          501,000          154,000        347,000


Elizabeth Square      Raceland,
 Associates, Ltd.     Louisiana         356,000          356,000        1,452,000        2,063,000          782,000      1,281,000

Emory Capital, L.P.   Emory, Texas       85,000           85,000          366,000          486,000          201,000        285,000

Emory Manor, L.P.     Emory, Texas      128,000          128,000          547,000          743,000          278,000        465,000

Idalou Manor, L.P.    Idalou, Texas     122,000          122,000          613,000          776,000          213,000        563,000

Jefferson             Jefferson,
Capital, L.P.         Texas             167,000          167,000          707,000          962,000          347,000        615,000

WNC Housing Tax Credit Fund II
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                           -----------------------------------------  --------------------------------------------------------------
                                        As of March 31, 2003                                  As of December 31, 2002
--------------------------------------------------------------------  --------------------------------------------------------------
                                     Total
                                     Investment in  Amount of         Mortgage Balances   Property                           Net
                                     Local Limited  Investment        of Local Limited        &         Accumulated          Book
Partnership Name      Location       Partnerships   Paid to Date      Partnership         Equipment     Depreciation         Value
------------------------------------------------------------------------------------------------------------------------------------

Jefferson             Jefferson,
Manor, L.P.           Texas             179,000          179,000          756,000        1,007,000          369,000        638,000

Lakeview              Beaver Dam,
Limited Partnership   Wisconsin         264,000          264,000        1,227,000        1,589,000          486,000      1,103,000

Littlefield           Littlefield,
Manor, L.P.           Texas             118,000          118,000          588,000          748,000          207,000        541,000

Perry County          Uniontown,
Housing, Ltd.         Alabama            82,000           82,000          434,000          529,000          164,000        365,000

Pine Hill             Pine Hill,
Housing, Ltd.         Alabama           105,000          105,000          553,000          686,000          206,000        480,000

Rociada               Hereford,
Partners Ltd.         Texas             154,000          154,000          722,000          922,000          284,000        638,000

Wadley                Wadley,
Housing, Ltd.         Alabama            76,000           76,000          435,000          532,000          163,000        369,000

Whitewater Woods      Whitewater,
Limited Partnership   Wisconsin         301,000          301,000        1,283,000        1,692,000          527,000      1,165,000

Willcox
Investment Group
an Arizona Limited    Willcox,
Partnership           Arizona           245,000          245,000        1,048,000        1,338,000          369,000        969,000
                                    -----------      -----------      -----------      -----------      -----------    -----------
                                    $ 4,996,000      $ 4,996,000      $23,189,000      $30,696,000      $10,502,000    $20,194,000
                                    ===========      ===========      ===========      ===========      ===========    ===========

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
                                                                                        Investment                Estimated Useful
     Partnership Name                         Rental Income        Net Income\(Loss)    Acquired     Status          Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                                84,000                (9,000)            1990       Completed                 30

Idalou Manor, L.P.                               84,000               (28,000)            1992       Completed                 40

Jefferson Capital, L.P.                          98,000                (6,000)            1990       Completed                 50

Jefferson Manor, L.P.                            99,000               (13,000)            1990       Completed                 50

Lakeview Limited Partnership                    158,000               (22,000)            1991       Completed                 35

Littlefield Manor, L.P.                          83,000               (18,000)            1991       Completed                 40

Perry County Housing, Ltd.                       61,000                 1,000             1992       Completed                 40

Pine Hill Housing, Ltd.                          71,000                (7,000)            1992       Completed                 40

Rociada Partners Ltd.                           141,000               (26,000)            1990       Completed                 40

Wadley Housing, Ltd.                             46,000               (14,000)            1992       Completed                 40

Whitewater Woods Limited Partnership            180,000               (35,000)            1991       Completed                 35

Willcox Investment Group,
an Arizona Limited Partnership                  115,000               (37,000)            1990       Completed                 50
                                            -----------            -----------
                                            $ 3,101,000            $ (636,000)
                                            ===========            ===========

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

Date:  November 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (chief executive officer)

Date:  November 8, 2005



By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior  Vice-President - Chief Financial Officer of
         WNC & Associates,  Inc.
        (chief financial officer and principal accounting officer)

Date:  November 8, 2005



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  November 8, 2005



By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  November 8, 2005