Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2005-11-30
CIK 860331

Microsoft Word 11.0.5604;


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Yes        No   X
   -------   -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes        No   X
   -------   -------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2005


PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

               Balance Sheets
                   June 30, 2005 and March 31, 2005 ...........................3

               Statements of Operations
                   For the Three Months Ended June 30, 2005 and 2004...........4

               Statement of Partners' Deficit
                   For the Three Months Ended June 30, 2005....................5

               Statements of Cash Flows
                   For the Three Months Ended June 30, 2005 and 2004...........6

               Notes to Financial Statements ..................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...16

         Item 4. Procedures and Controls......................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 2. Changes in Securities and Use of Proceed.....................16

         Item 3. Defaults Upon Senior Securities..............................16

         Item 4. Submission of Matters to a Vote of Security Holders..........16

         Item 5. Other Information............................................16
         Item 6. Exhibits and Reports on Form 8-K........................16 & 17

         Signatures ..........................................................18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2005               March 31, 2005
                                                                   ----------------------       ----------------------
                                                                        (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                        $               84,281       $              83,245
Investments in limited partnerships, net (Note 2)                                     -                           -
                                                                   ----------------------       ----------------------

                                                                 $               84,281       $              83,245
                                                                   ======================       ======================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,934,538       $           1,900,629
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (78,045)                    (77,716)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,772,212)                 (1,739,668)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,850,257)                 (1,817,384)
                                                                   ----------------------       ----------------------

                                                                 $               84,281       $              83,245
                                                                   ======================       ======================


                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                   2005                            2004
                                         --------------------------     ----------------------------
                                                  Three                           Three
                                                  Months                          Months
                                         --------------------------     ----------------------------
Interest income                        $                      103     $                         65
Distribution income                                         6,156                            3,830
                                         --------------------------     ----------------------------

      Total operating income                                6,259                            3,895
                                         --------------------------     ----------------------------

Operating expenses:
 Amortization (Note 2)                                          -                                -
 Asset management fees (Note 3)                            36,226                           36,225
 Legal and accounting                                         500                              525
 Other                                                      2,406                            4,201
                                         --------------------------     ----------------------------

      Total operating expenses                             39,132                           40,951
                                         --------------------------     ----------------------------

Loss from operations                                      (32,873)                         (37,056)

Equity in losses of
 limited partnerships (Note 2)                                  -                                -
                                         --------------------------     ----------------------------

Net loss                               $                  (32,873)    $                    (37,056)
                                         ==========================     ============================

Net loss allocated to:
 General Partner                       $                     (329)    $                       (371)
                                         ==========================     ============================

 Limited Partners                      $                  (32,544)    $                    (36,685)
                                         ==========================     ============================

Net loss per weighted limited
 partner unit                          $                       (5)    $                         (5)
                                         ==========================     ============================

Outstanding weighted limited
 partner units                                              7,000                            7,000
                                         ==========================     ============================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2005
                                   (unaudited)

                                                              General               Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------
Partners' deficit at  March 31,  2005                  $           (77,716)   $      (1,739,668)   $    (1,817,384)

Net loss                                                              (329)             (32,544)           (32,873)
                                                         -------------------     ----------------     --------------

Partners' deficit at June 30, 2005                     $           (78,045)   $      (1,772,212)   $    (1,850,257)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                                 2005                   2004
                                                                          --------------------    ------------------
Cash flows from operating activities:
    Net loss                                                            $            (32,873)   $          (37,056)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Equity in losses of limited partnerships                                            -                     -
       Amortization                                                                        -                     -
       Change in accrued fees and expenses due to
          General Partner and affiliates                                              33,909                34,501
                                                                          --------------------    ------------------


Net cash provided by (used in) operating activities                                    1,036                (2,555)
                                                                          --------------------    ------------------

Net increase (decrease) in cash                                                        1,036                (2,555)

Cash, beginning of period                                                             83,245               101,711
                                                                          --------------------    ------------------

Cash, end of period                                                     $             84,281    $           99,156
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Taxes Paid                                                          $                  -    $                -
                                                                          ====================    ==================

                 See accompanying notes to financial statements
                                       6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multifamily housing complexes (the "Housing Complexes") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)


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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

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

Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Equity in losses of limited partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------
As of March 31, 2004 the Partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Limited Partnerships in which the Partnership invests in meet the definition of a VIE. However, management does not consolidate our interests in these VIE's under FIN46R, as it are not considered the primary beneficiary. The Partnership currently records the amount of the investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statement of operations, and disclose how we account for material types of these investments in the financial statements.

The Partnership's balance in investment in limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the Local General Partners and their guarantee against credit recapture.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three Months                For the Year
                                                                           Ended                           Ended
                                                                       June 30, 2005                  March 31, 2005
                                                                   ----------------------            ------------------
Investments per balance sheet, beginning of period               $                    -            $                 -

Equity in losses of limited partnerships                                              -                              -

Impairment loss                                                                       -                              -

Distributions received                                                                -                              -

Amortization of capitalized acquisition fees and costs                                -                              -
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $                    -             $                -
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the three months ended June 30, 2005 and 2004, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2005                          2004
                                                                    -------------------            -----------------
Revenues                                                          $           865,000            $         833,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            158,000                      160,000
  Depreciation & amortization                                                 208,000                      225,000
  Operating expenses                                                          653,000                      609,000
                                                                    -------------------            -----------------
   Total expenses                                                           1,019,000                      994,000
                                                                    -------------------            -----------------


Net loss                                                          $          (154,000)           $        (161,000)
                                                                    ===================            =================


Net loss allocable to the Partnership                             $          (153,000)           $        (159,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $                 -            $               -
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,226 and $36,225 were incurred during the three months ended June 30, 2005 and 2004, respectively. The partnership paid $0 to the General Partner or its affiliates for those fees during each of the three months ended June 30, 2005 and 2004.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued
---------------------------------------------
(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $5,220 and $6,450 during the three months ended June 30, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consisted of the following at:

                                                                    June 30, 2005                 March 31, 2005
                                                                -----------------------       -----------------------
   Reimbursement for expenses paid by the General
    Partners and/or an affiliate                              $                  2,906       $                 5,223
                                                                             1,931,632                     1,895,406
   Asset management fee payable                                 -----------------------       -----------------------

                                                              $              1,934,538        $            1,900,629
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted of $84,000 in cash. Liabilities at June 30, 2005 consisted of $1,935,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(33,000), reflecting a decrease of $4,000 from the net loss for the three months ended June 30, 2004 of $(37,000). The decrease is due to a decrease in loss from operations of $4,000 due to an increase of $2,000 in distribution income along with a $2,000 decrease in other operating expenses.

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net cash provided during the three months ended June 30, 2005 was $1,000, compared to net cash used in the three months ended June 30, 2004 of $(3,000). The change is primarily due to the $4,000 decrease in net loss.

     During the three months ended June 30, 2005, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $34,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

     The Partnership expects its future cash flows, together with its net available assets at June 30, 2005, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

         NOT APPLICABLE

Item 4.  Procedures and Controls

         As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of carried the Chief Executive Officer and Chief Financial Officer of Associates out an evaluation of the effectiveness of the Fund's disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

         Changes in internal controls. There were no changes in the Partnership' internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Reports on Form 8-K.
         --------------------
         NONE

 (b)     Exhibits.
         ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15 (e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002.(filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15 (e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002.(filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)
32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By: WNC Financial Group, L.P General Partner of the Registrant

By: WNC & Associates, Inc  General Partner of WNC Financial Group, L.P.





By: /s/ Wilfred N. Cooper, Jr.
   ---------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 30, 2005




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 30, 2005