Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2005-12-30
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from         to
                                           ---------  --------
                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND II, L.P.

                  California                            33-0391979
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

Yes           No     X
   -----------  -----------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No     X
   -----------  -----------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

             Balance Sheets
               September 30, 2005 and March 31, 2005 ..........................3

             Statements of Operations
               For the Three and Six Months Ended September 30, 2005 and 2004..4

             Statement of Partners' Deficit
               For the Six Months Ended September 30, 2005.....................5

             Statements of Cash Flows
               For the Six Months Ended September 30, 2005 and 2004............6

             Notes to Financial Statements ....................................7

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................15

    Item 3. Quantitative and Qualitative Disclosures about Market Risk........16

    Item 4. Procedures and Controls...........................................16

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.................................................16

    Item 2. Changes in Securities and Use of Proceed..........................16

    Item 3. Defaults Upon Senior Securities...................................16

    Item 4. Submission of Matters to a Vote of Security Holders...............16

    Item 5. Other Information.................................................16

    Item 6. Exhibits and Reports on Form 8-K..................................16

    Signatures ...............................................................18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    September 30, 2005             March 31, 2005
                                                                   ----------------------       ----------------------
                                                                        (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                        $               85,513       $              83,245
Investments in limited partnerships, net (Note 2)                                     -                           -
                                                                   ----------------------       ----------------------

                                                                 $               85,513       $              83,245
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            1,981,823       $           1,900,629
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (78,505)                    (77,716)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,817,805)                 (1,739,668)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,896,310)                 (1,817,384)
                                                                   ----------------------       ----------------------

                                                                 $               85,513       $              83,245
                                                                   ======================       ======================

                 See accompanying notes to financial statements
                                       3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                           2005                                        2004
                                         -----------------------------------------    ----------------------------------------
                                               Three                  Six                   Three                  Six
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------
Interest income                        $              107     $              210    $               61    $              126
Distribution income                                 4,277                 10,433                 8,929                12,759
                                         ------------------    -------------------    ------------------    ------------------

                                                    4,384                 10,643                 8,990                12,885
                                         ------------------    -------------------    ------------------    ------------------

Operating expenses:
   Amortization (Note 2)                                -                      -                     -                     -
   Asset management fees (Note 3)                  36,225                 72,451                36,226                72,451
   Legal and accounting                            13,305                 13,805                16,300                16,825
   Other                                              907                  3,313                   383                 4,584
                                         ------------------    -------------------    ------------------    ------------------

      Total operating expenses                     50,437                 89,569                52,909                93,860
                                         ------------------    -------------------    ------------------    ------------------
Loss from operations                              (46,053)               (78,926)              (43,919)              (80,975)

Equity in losses of
   limited partnerships (Note 2)                        -                      -                     -                     -
                                         ------------------    -------------------    ------------------    ------------------

Net loss                               $          (46,053)    $          (78,926)   $          (43,919)   $          (80,975)
                                         ==================    ===================    ==================    ==================

Net loss allocated to:
   General Partner                     $             (461)    $             (789)   $             (439)   $             (810)
                                         ==================    ===================    ==================    ==================

   Limited Partners                    $          (45,592)    $          (78,137)   $          (43,480)   $          (80,165)
                                         ==================    ===================    ==================    ==================

Net loss per weighted limited
  partner unit                         $               (7)    $              (11)   $               (6)   $              (11)
                                         ==================    ===================    ==================    ==================

Outstanding weighted limited
  partner units                                     7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2005
                                   (unaudited)

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------
Partners' deficit at  March 31,  2005                  $           (77,716)   $      (1,739,668)   $    (1,817,384)

Net loss                                                              (789)             (78,137)           (78,926)
                                                         -------------------     ----------------     --------------

Partners' deficit at September 30, 2005                $           (78,505)   $      (1,817,805)   $    (1,896,310)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                                 2005                   2004
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (78,926)   $          (37,056)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                           -                     -
        Amortization                                                                       -                     -
        Change in accrued fees and expenses due to
            General Partner and affiliates                                            81,194                34,501
                                                                          --------------------    ------------------

Net cash provided by (used in) operating activities                                    2,268                (2,555)
                                                                          --------------------    ------------------

Net increase (decrease) in cash                                                        2,268                (2,555)

Cash and cash equivalents, beginning of period                                         83,245               101,711
                                                                          --------------------    ------------------
Cash and cash equivalents, end of period                                 $             85,513    $           99,156
                                                                          ====================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Taxes Paid                                                      $                 -     $                -
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multifamily housing complexes (the "Housing Complexes") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credits properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Equity in losses of limited partnerships for the periods ended September 30, 2005 and 2004 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2005 and March 31, 2005, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Six Months                 For the Year
                                                                           Ended                           Ended
                                                                    September 30, 2005                March 31, 2005
                                                                   ----------------------            ------------------
Investments per balance sheet, beginning of period               $                    -            $                 -
Equity in losses of limited partnerships                                              -                              -
Impairment loss                                                                       -                              -
Distributions received from investors                                                 -                              -
Amortization of capitalized acquisition fees and costs                                -                              -
                                                                   ----------------------            ------------------

Investments per balance sheet, end of period                     $                    -            $                 -
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the six months ended September 30, 2005 and 2004, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2005                          2004
                                                                    ------------------             -----------------
Revenues                                                          $         1,730,000            $       1,666,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            315,000                      321,000
  Depreciation & amortization                                                 416,000                      449,000
  Operating expenses                                                        1,307,000                    1,218,000
                                                                    -------------------            -----------------
     Total expenses                                                         2,038,000                    1,988,000
                                                                    -------------------            -----------------

Net loss                                                          $          (308,000)           $        (322,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $          (305,000)           $        (319,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $                 -            $               -
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,451 were incurred during each the six months ended September 30, 2005 and 2004. The partnership paid $0 to the General Partner or its affiliates for those fees during each of the six months ended September 30, 2005 and 2004.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued
---------------------------------------------
(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $8,375 and $22,889 during the six months ended September 30, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consisted of the following at:

                                                                  September 30, 2005              March 31, 2005
                                                                -----------------------       -----------------------
   Reimbursement for expenses paid by the General
      Partners and/or an affiliate                            $                13,966       $                 5,223
   Asset management fee payable                                             1,967,857                     1,895,406
                                                                -----------------------       -----------------------

                                                              $             1,981,823       $             1,900,629
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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2005 consisted of $86,000 in cash. Liabilities at September 30, 2005 consisted of $1,982,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. The Partnership's net loss for the three months ended September 30, 2005 was $(46,000), reflecting an increase of $(2,000) from the net loss for the three months ended September 30, 2004 of $(44,000). The increase is solely due to the $(2,000) increase in loss from operations, which is due to primarily due to a $(4,000) decrease in distribution income, a $(1,000) increase in other expense, offset by a $3,000 decrease in legal and accounting expense.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. The Partnership's net loss for the six months ended September 30, 2005 was $(79,000), reflecting a decrease of $2,000 from the net loss for the six months ended September 30, 2004 of $(81,000). The decrease is due to a $3,000 decrease in legal and accounting expense, a $1,000 decrease in other expense, offset by a $(2,000) decrease in distribution income.

Cash Flows

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. Net cash provided during the six months ended September 30, 2005 was $2,000, compared to net cash used in the six months ended September 30, 2004 of $(8,000). The change is primarily due to the $8,000 increase in accrued fees and expense due to general partner and affiliates.

During the six months ended September 30, 2005, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $81,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

         NOT APPLICABLE

Item 4.  Procedures and Controls

         As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded
         that  as of  the  end  of the  period  covered  by   this  report,  the
         Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material infor mation relating to the Partnership required to be included in the Partnership's periodic SEC filings.

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------
         NONE
                                       16

(b)      Exhibits.
         ---------
31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: December 29, 2005





By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 29, 2005