Form 10-Q
period 2005-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2006-02-21
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from        to
                                           --------  --------
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

Yes            No        X
   ------------  --------------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes            No        X
   ------------  --------------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2005


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Balance Sheets
         December 31, 2005 and March 31, 2005..................................3

   Statements of Operations
         For the Three and Nine Months Ended December 31, 2005 and 2004........4

   Statement of Partners' Deficit
         For the Nine Months Ended December 31, 2005...........................5

   Statements of Cash Flows
         For the Nine Months Ended December 31, 2005 and 2004..................6

   Notes to Financial Statements...............................................7

   Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........16

   Item 4. Procedures and Controls............................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................16

   Item 2.  Changes in Securities and Use of Proceed..........................16

   Item 3.  Defaults Upon Senior Securities...................................16

   Item 4.  Submission of Matters to a Vote of Security Holders...............16

   Item 5.  Other Information.................................................16

   Item 6. Exhibits...........................................................17

   Signatures.................................................................18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2005             March 31, 2005
                                                                   ----------------------       ----------------------
                                                                        (unaudited)                  (unaudited)
ASSETS
Cash and cash equivalents                                        $               74,492       $              83,245
Investments in limited partnerships, net (Note 2)                                     -                           -
                                                                   ----------------------       ----------------------

                                                                 $               74,492       $              83,245
                                                                   ======================       ======================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            2,018,939       $           1,900,629
                                                                   ----------------------       ----------------------

Partners' deficit:
   General Partner                                                              (78,987)                    (77,716)
   Limited Partners (12,000 units authorized and 7,000
   units issued and outstanding)                                             (1,865,460)                 (1,739,668)
                                                                   ----------------------       ----------------------

Total partners' deficit                                                      (1,944,447)                 (1,817,384)
                                                                   ----------------------       ----------------------

                                                                 $               74,492       $              83,245
                                                                   ======================       ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                           2005                                        2004
                                         -----------------------------------------    ----------------------------------------
                                               Three                  Nine                  Three                 Nine
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------
Interest income                        $              101     $              311    $               58    $              184
Distribution income                                 1,378                 11,811                     -                12,759
                                         ------------------    -------------------    ------------------    ------------------
                                                    1,479                 12,122                    58                12,943
                                         ------------------    -------------------    ------------------    ------------------
Operating expenses:
   Amortization (Note 2)                                -                      -                     -                     -
   Asset management fees (Note 3)                  36,225                108,676                36,226               108,677
   Legal and accounting                            12,695                 26,500                 4,725                21,550
   Other                                              696                  4,009                 2,741                 7,325
                                         ------------------    -------------------    ------------------    ------------------
      Total operating expenses                     49,616                139,185                43,692               137,552
                                         ------------------    -------------------    ------------------    ------------------
Loss from operations                              (48,137)              (127,063)              (43,634)             (124,609)
Equity in losses of
   limited partnerships (Note 2)                        -                      -                     -                     -
                                         ------------------    -------------------    ------------------    ------------------
Net loss                               $          (48,137)    $         (127,063)   $          (43,634)   $         (124,609)
                                         ==================    ===================    ==================    ==================
Net loss allocated to:
   General Partner                     $             (482)    $           (1,271)   $             (436)   $           (1,246)
                                         ==================    ===================    ==================    ==================
   Limited Partners                    $          (47,655)    $         (125,792)   $          (43,198)   $         (123,363)
                                         ==================    ===================    ==================    ==================
Net loss per weighted limited
   partner unit                         $              (7)    $              (18)   $               (6)   $              (18)
                                         ==================    ===================    ==================    ==================
Outstanding weighted limited
   partner units                                    7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================

                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2005
                                   (unaudited)

                                                              General                Limited
                                                              Partner                Partners              Total
                                                         -------------------     ----------------     --------------
Partners' deficit at  March 31,  2005                  $           (77,716)   $      (1,739,668)   $    (1,817,384)

Net loss                                                            (1,271)            (125,792)          (127,063)
                                                         -------------------     ----------------     --------------

Partners' deficit at December 31, 2005                 $           (78,987)   $      (1,865,460)   $    (1,944,447)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                                 2005                   2004
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $           (127,063)   $         (124,609)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in losses of limited partnerships                                           -                     -
        Amortization                                                                       -                     -
        Change in accrued fees and expenses due to
        General Partner and affiliates                                               118,310               103,275
                                                                          --------------------    ------------------
Net cash used in operating activities                                                 (8,753)              (21,334)
                                                                          --------------------    ------------------
Net decrease in cash and cash equivalents                                             (8,753)              (21,334)

Cash and cash equivalents, beginning of period                                        83,245               101,711
                                                                          --------------------    ------------------
Cash and cash equivalents, end of period                                $             74,492    $           80,377
                                                                          ====================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Taxes Paid                                                      $                  -    $                -
                                                                          ====================    ==================

                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Equity in losses of limited partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2005 and March 31, 2005, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                    For the Nine Months                For the Year
                                                                           Ended                           Ended
                                                                     December 31, 2005                March 31, 2005
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
                                                                   ======================            ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the nine months ended December 31, 2005 and 2004, from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                                                           2005                          2004
                                                                           ----                          ----
Revenues                                                          $         2,595,000           $        2,500,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            473,000                      481,000
  Depreciation & amortization                                                 623,000                      674,000
  Operating expenses                                                        1,961,000                    1,828,000
                                                                    -------------------            -----------------
     Total expenses                                                         3,057,000                    2,983,000
                                                                    -------------------            -----------------
Net loss                                                          $          (462,000)          $         (483,000)
                                                                    ===================            =================
Net loss allocable to the Partnership                             $          (458,000)          $         (478,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $                 -           $                -
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Asset management fees of $108,676 and $108,677 were incurred during the nine months ended December 31, 2005 and 2004, respectively. The partnership paid $0 to the General Partner or its affiliates for those fees during each of the nine months ended December 31, 2005 and 2004.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued
---------------------------------------------
(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $20,875 and $29,828 during the nine months ended December 31, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consisted of the following at:

                                                                  December 31, 2005               March 31, 2005
                                                                -----------------------       -----------------------
   Reimbursement for expenses paid by the General
      Partners and/or an affiliate                            $                14,857       $                 5,223
   Asset management fee payable                                             2,004,082                     1,895,406
                                                                -----------------------       -----------------------
                                                              $             2,018,939       $             1,900,629
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted of $74,000 in cash. Liabilities at December 31, 2005 consisted of $2,019,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004. The Partnership's net loss for the three months ended December 31, 2005 was $(48,000), reflecting an increase of $(5,000) from the net loss for the three months ended December 31, 2004 of $(43,000). The increase is solely due to the $(5,000) increase in loss from operations, which is due to due to a $1,000 increase in distribution income, a $2,000 decrease in other operating expenses, offset by a $(8,000) increase in legal and accounting expense.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(127,000), reflecting an increase of $(2,000) from the net loss for the nine months ended December 31, 2004 of $(125,000). The decrease is due to a $(5,000) increase in legal and accounting expense, off set by a $3,000 decrease in other operating expenses.

Cash Flows

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net cash used during the nine months ended December 31, 2005 was approximately $(9,000), compared to net cash used in the nine months ended
December 31, 2004 of $(21,000). The change is primarily due to the $15,000 increase in accrued fees and expense due to general partner and affiliates.

During the nine months ended December 31, 2005, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $118,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: February 17, 2006





By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 17, 2006