Form 10-K
period 2006-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2006-10-10
CIK 860331

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from            to
                                         ------------  ------------

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND II, L.P.
             (Exact name of registrant as specified in its charter)

                 California                            33-0391979
                (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)         Identification No.)


               17782 Sky Park Circle                    92614-6404
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes        No    X
   --------  --------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes        No    X
   --------  --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   -------  -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      Accelerated filer    Non-accelerated filer   X
                       ------                 ----                     -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X
   ------  -------

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

Yes       No    X
   -------  --------

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

                                      NONE

PART I

Item 1.  Business

Organization

WNC Housing Tax Credit Fund II, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on January 19, 1990. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing ("Low Income Housing Tax Credits").

The general partner of the Partnership is WNC Financial Group, L.P. (the "General Partner"). WNC & Associates, Inc ("Associates") and Wilfred N. Cooper Sr. are the general partners of WNC Financial Group, L.P. The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership have no employees of their own.

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

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Tax Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated January 19, 1990 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in twenty-seven Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2006. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

     Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
     o    the   Partnership   disposed  of  its  interest  in  a  Local  Limited
          Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

     Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership's ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment, actually agreed to, may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

(b) Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

     The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

     Projects subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with such subsidy programs:

     o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
     o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
     o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
     o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
     o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
     o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

     Housing complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing
Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

     The Partnership's investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

     Fluctuating economic conditions can reduce the value of real estate. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,

     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,
     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

(c)  Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to tax credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

          No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

          Passive activity rules will limit deduction of the Partnership's losses andimpose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

          The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

          At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

     Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

     Alternative minimum tax liability could reduce a Limited Partner's tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

     IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

     An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

     A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

     Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

     IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

     o    should be deductible over a longer period of time or in a later year,
     o    are excessive and may not be capitalized or deducted in full,
     o    should be capitalized and not deducted, or
     o    may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated tax credits and losses of the Partnership would be reduced, perhaps substantially.

     Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

     New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

     State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

     The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)  Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Units. Accordingly, Limited Partners may not be able to sell their Units promptly or at a reasonable price. Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and its affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing apartment complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

     Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership's capital in Local Limited Partnerships.

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership.

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

Item 1B.  Unresolved Staff Comments

NONE

Exit Strategy

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance periods continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limted Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell it's Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to thier capital contributions and their return on investment (as defined on the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to thier capital contributions from the remainder. Any additiomal Sale or refinancing proceeds will be distributed 95% to the Limited Partners (in porportion to their respective investments) and 5% to the General Partners.

As of March 31, 2006, 24 of the 27 Housing Complexes have met their compliance requirements. In the coming years, the Partnership will have satisfied the compliance phase for each of its properties and will begin preparing for the next phase - liquidation of the properties.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates or for the periods indicated:

                                                          ---------------------------  ---------------------------------------------
                                                              As of March 31, 2006                 As of December 31, 2005
                                                          ---------------------------  ---------------------------------------------
                                                          Partnership's    Amount of                      Estimated       Mortgage
                                                         Total Investment Investment   Number            Aggregate Low   Balances of
   Local Limited                                         in Local Limited  Paid to      of             Income Housing  Local Limited
   Partnership Name    Location   General Partner Name     Partnership      Date       Units  Occupancy Tax Credits (1)  Partnership
------------------------------------------------------------------------------------------------------------------------------------
Airport Road          Slidell,       Clifford E. Olsen,
Associates, Limited   Louisiana      Olsen Securities
                                     Corporation            $  334,000    $334,000     40         98%   $   695,000      $ 1,424,000

Am-Kent Associates,   Amite &        Olsen Securities
Ltd.                  Kentwood,      Corporation               232,000     232,000     32         97%       585,000        1,096,000
                      Louisiana

Arizona I Limited     Showlow,       Western States
Partnership           Arizona        Housing Corporation
                                     and Joe W. Roberts
                                     Company                   320,000     320,000     42        100%       617,000        1,458,000

Ashland Investment    Ashland,       Ronald D. Bettencourt     300,000     300,000     40        100%       666,000        1,355,000
Group, an Oregon      Oregon
Limited Partnership

Brantley Housing,     Brantley,      Thomas H. Cooksey and
Ltd.                  Alabama        Apartment Developers, Inc 108,000     108,000     19         89%       287,000          561,000

Brian's Village       Mannford,      Robert W. Green and
Apartments, an        Oklahoma       Emerald Development
Oklahoma Limited                     Co., Inc.                 176,000     176,000     28        100%       374,000          741,000
Partnership

Candleridge           Perry,         Eric A Sheldahl            93,000      93,000     23        100%       224,000          574,000
Apartments of Perry,  Iowa
L.P.

Candleridge           Runnells,      Eric A. Sheldahl
Apartments of         Iowa                                      58,000      58,000     15        100%       141,000          354,000
Runnells, L.P.

                                                            ----------------------------- -----------------------------------------
                                                                 As of March 31, 2006                 As of December 31, 2005
                                                            ----------------------------- -----------------------------------------
                                                              Partnership's   Amount of                    Estimated       Mortgage
                                                            Total Investment Investment   Number         Aggregate Low   Balances of
 Local Limited                                              in Local Limited   Paid to     of           Income Housing Local Limited
Partnership Name       Location     General Partner Name        Partnership       Date    Units Occupancy Tax Credits(1) Partnership
------------------------------------------------------------------------------------------------------------------------------------
Casa Allegre Limited   Las Vegas,        Western States
Partnership            New Mexico        Housing Corporation,
                                         ABO Corporation and
                                         Alan D. Nofsker           318,000     318,000    42      100%      635,000        1,319,000

Castroville Village,   Castroville,      Doublekaye Corp and
Ltd.                   Texas             Gary L. Kersch            165,000     165,000    40       95%      426,000          908,000

Cherokee Square, L.P.  Rogersville,      Douglas B. Parker and
                       Tennessee         Billy D. Cobb             202,000     202,000    31       94%      418,000          955,000

Divall Midland         Port Washington,  Gary J. DiVall
Associates Limited     Wisconsin
Partnership II                                                     234,000     234,000    32      100%      489,000        1,132,000

Eclectic Housing,      Eclectic,         Thomas H. Cooksey and
Ltd.                   Alabama           Apartment Developers,
                                         Inc.                       74,000      74,000    15      100%      216,000          391,000

Elizabeth Square       Raceland,         Olsen Securities Corp.
Associates, Ltd.       Louisiana                                   356,000     356,000    48      100%      748,000        1,429,000

Emory Capital, L.P.    Emory, Texas      1600 Capital Company,
                                         Inc.                       85,000      85,000    16       88%      175,000          362,000

Emory Manor, L.P.      Emory, Texas      1600 Capital Company,
                                         Inc.                      128,000     128,000    24      100%      206,000          541,000

Idalou Manor, L.P.     Idalou, Texas     1600 Capital Company,
                                         Inc.                      122,000     122,000    24      100%      290,000          606,000

Jefferson Capital,     Jefferson,        1600 Capital Company,
L.P.                   Texas             Inc.                      167,000     167,000    30       93%      269,000          700,000

                                                      ------------------------------ -----------------------------------------------
                                                           As of March 31, 2006                As of December 31, 2005
                                                      ------------------------------ -----------------------------------------------
                                                          Partnership's    Amount of                     Estimated         Mortgage
                                                        Total Investment  Investment                   Aggregate Low     Balances of
Local Limited                                           in Local Limited   Paid to Number of           Income Housing  Local Limited
Partnership Name       Location     General Partner Name   Partnership      Date    Units   Occupancy  Tax Credits (1)   Partnership
------------------------------------------------------------------------------------------------------------------------------------
Jefferson Manor, L.P.  Jefferson,   1600 Capital Company,
                       Texas        Inc.                     179,000       179,000     32        97%       362,000           748,000

Lakeview Limited       Beaver Dam,  Thomas G. Larso
Partnership            Wisconsin    William H. Larson,
                                    and Raymond L.
                                    Tetzlaff                 264,000       264,000     40        90%       528,000         1,214,000

Littlefield Manor,     Littlefield, 1600 Capital Company,
L.P.                   Texas        Inc.                     118,000       118,000     24        96%       280,000           582,000

Perry County Housing,  Uniontown,   Thomas H. Cooksey and
Ltd.                   Alabama      Apartment Developers,
                                    Inc.                      82,000        82,000     15        93%       215,000           429,000

Pine Hill Housing,     Pine Hill,   Thomas H. Cooksey and
Ltd.                   Alabama      Apartment Developers,
                                    Inc.                     105,000       105,000     19        95%       267,000           542,000

Rociada Partners, Ltd. Hereford,    Richard Lee (Rick)
                       Texas        Brown                    154,000       154,000     28       100%       316,000           714,000

Wadley Housing, Ltd.   Wadley,      Thomas H. Cooksey and
                       Alabama      Apartment Developers,
                                    Inc.                      76,000        76,000     15        60%       213,000           430,000

Whitewater Woods       Whitewater,  Thomas G. Larson,
Limited Partnership    Wisconsin    William H. Larson,
                                    and Raymond L.
                                    Tetzlaff                 301,000       301,000     40        80%       603,000         1,270,000

Willcox Investment     Willcox,     John P. Casper
Group, an Arizona      Arizona
Limited Partnership                                          245,000       245,000     30       100%       490,000         1,036,000
                                                         -----------    ----------  -----      -----   -----------       -----------
                                                         $ 4,996,000    $4,996,000    784        95%   $10,735,000       $22,871,000
                                                         ===========    ==========  =====      =====   ===========       ===========

(1) Represents aggregate total anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate Low Income Housing Tax Credits being allocated to the Limited Partners in the future.

                                 --------------------------------------------------------------------------
                                                   For the Year Ended December 31, 2005
                                 -----------------------------------------    -----------------------------
                                                                                 Low Income Housing Tax
                                                                                  Credits Allocated to
        Partnership Name               Rental Income    Net Income/(Loss)              Partnership
-----------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited           $ 207,000            $(32,000)                              99%
Partnership

Am-Kent Associates, Ltd.                     171,000             (55,000)                              99%

Arizona I Limited Partnership                187,000             (19,000)                              99%

Ashland Investment Group, an
Oregon Limited Partnership                   195,000             (44,000)                              99%

Brantley Housing, Ltd.                        75,000             (13,000)                              99%

Brian's Village Apartments, an
Oklahoma Limited Partnership                 127,000              (3,000)                              99%

Candleridge Apartments of
Perry, L.P.                                  126,000             (18,000)                              99%

Candleridge Apartments of
Runnells, L.P.                                98,000              (5,000)                              99%

Casa Allegre Limited Partnership             196,000             (13,000)                              99%

Castroville Village, Ltd.                    178,000             (10,000)                              99%

Cherokee Square, L.P.                        102,000             (22,000)                              99%

Divall Midland Associates
Limited Partnership II                       154,000             (15,000)                              99%

Eclectic Housing, Ltd.                        60,000               2,000                               99%

Elizabeth Square Associates,
Ltd.                                         185,000             (77,000)                              99%

Emory Capital, L.P.                           63,000              (3,000)                              99%

Emory Manor, L.P.                             90,000             (12,000)                              99%

Idalou Manor, L.P.                            97,000             (14,000)                              99%

Jefferson Capital, L.P.                      102,000             (16,000)                              99%

Jefferson Manor, L.P.                        106,000             (12,000)                              99%

Lakeview Limited Partnership                 169,000             (38,000)                              99%

Littlefield Manor, L.P.                       91,000             (15,000)                              99%

                                 -------------------------------------------------------------------------------------
                                                         For the Year Ended December 31, 2005
                                 -------------------------------------------------------------------------------------
                                                                                        Low Income Housing Tax Credits
   Partnership Name                         Rental Income            Net Income/(Loss)      Allocated to Partnership
---------------------------------------------------------------------------------------   ----------------------------
Perry County Housing, Ltd.                         66,000                     (14,000)                            99%

Pine Hill Housing, Ltd.                            69,000                     (17,000)                            99%

Rociada Partners, Ltd.                            157,000                     (19,000)                            99%

Wadley Housing, Ltd.                               59,000                     (14,000)                            99%

Whitewater Woods Limited
Partnership                                       185,000                     (15,000)                            99%

Willcox Investment Group, an
Arizona Limited Partnership                       155,000                     (16,000)                            99%
                                   -----------------------    -------------------------
                                               $3,470,000                   $(529,000)
                                   =======================    =========================

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Units and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2006, there were 535 Limited Partners and 14 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2006.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                           March 31,
                       --------------------------------------------------------------------------------
                             2006            2005             2004            2003            2002
                         --------------   ------------    -------------   -------------   -------------
ASSETS
Cash and cash
equivalents            $        83,339  $      83,245   $      101,711  $      113,943  $      127,554
Investments in Local
   Limited
   Partnerships, net                 -              -                -         308,868         418,246
                         --------------   ------------    -------------   -------------   -------------
                       $        83,339  $      83,245   $      101,711  $      422,811  $      545,800
                         ==============   ============    =============   =============   =============
LIABILITIES
Accrued fees and
   expenses due to
   General Partner
   and affiliates      $     2,058,634  $   1,900,629   $    1,758,534  $    1,613,741  $    1,473,564

PARTNERS' DEFICIT          (1,975,295)    (1,817,384)      (1,656,823)     (1,190,930)       (927,764)
                         --------------   ------------    -------------   -------------   -------------
                       $        83,339  $      83,245   $      101,711  $      422,811  $      545,800
                         ==============   ============    =============   =============   =============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                 For the Years Ended
                                                      March 31,
                            --------------------------------------------------------------
                               2006         2005        2004         2003          2002
                            -----------  -----------  ----------   ----------    ---------
Loss from operations
(Note 1)                  $  (157,911) $  (160,561) $ (426,672)  $ (167,722)   $ (163,302)
Equity in loss from
   Local Limited
   Partnerships                     -            -     (39,221)     (95,444)     (188,049)
                            -----------  -----------  ----------   ---------- ------------
Net loss                  $  (157,911) $  (160,561) $ (465,893)  $ (263,166)   $ (351,351)
                            ===========  ===========  ==========   ==========    =========
Net loss allocated to:
   General Partner        $    (1,579) $    (1,605) $   (4,659)  $   (2,632)   $   (3,514)
                            ===========  ===========  ==========   ==========    =========
   Limited Partners       $  (156,332) $  (158,956) $ (461,234)  $ (260,534)   $ (347,837)
                            ===========  ===========  ==========   ==========   ==========
Net loss per Limited
   Partner unit           $    (22.33) $    (22.71) $   (65.89)  $   (37.22)   $   (49.69)
                            ===========  ===========  ==========   ==========   ===========
Outstanding weighted
   Limited Partner units        7,000        7,000       7,000        7,000         7,000
                            ===========  ===========  ==========   ==========    =========

Note 1 - Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investments in limited partnerships of $256,646. (See Note 2 to the audited financial statements.)

                                               For the Years Ended
                                                    March 31,
                          ---------------------------------------------------------------
                             2006         2005         2004         2003         2002
                          -----------  -----------  -----------   ----------   ----------
Net cash provided by
 (used in):
   Operating
      activities        $         94 $   (18,466) $   (13,650) $   (15,961)  $  (16,958)
   Investing
      activities                   -           -        1,418        2,350        7,886
                          -----------  -----------  -----------   ----------   ----------
Net change in cash
  and cash equivalents            94     (18,466)     (12,232)     (13,611)      (9,072)

Cash and cash
  equivalents,
  beginning of period         83,245      101,711      113,943      127,554      136,626
                          -----------  -----------  -----------   ----------   ----------
Cash and cash
  equivalents, end of
  period                $     83,339 $     83,245 $    101,711  $   113,943  $   127,554
                          ===========  ===========  ===========   ==========   ==========

Low Income Housing Tax Credits per Unit were as follows for the years ended December 31:

                             2005         2004          2003             2002              2001
                          -----------  -----------   ------------   ---------------    -------------
Federal                 $          1 $          6  $          10  $             21   $           54
State                              -            -              -                 -                -
                          -----------  -----------   ------------   ---------------    -------------
Total                   $          1 $          6  $          10  $             21   $           54
                          ===========  ===========   ============   ===============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits for income taxes flow to the partners of the Partnership and are their obligations and or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

See item 1A for discussion of risks regarding the Partnership.

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2006 consisted primarily of $83,000 in cash. Liabilities at March 31, 2006 primarily consisted of $2,040,000 of accrued annual management fees due to the General Partner and $18,000 advance payables. (See "Future Contractual Cash Obligations" below.)

Results of Operations

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. The Partnership's net loss for the year ended March 31, 2006 was $(158,000), reflecting a decrease of $3,000 from the net loss experienced for the year ended March 31, 2005 of $(161,000). The decrease in net loss is due to the $3,000 decrease in other expenses, the $4,000 increase in reporting fee income, $1,000 increase in distribution income along with the $(5,000) increase in accounting fees.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. The Partnership's net loss for the year ended March 31, 2005 was $(161,000), reflecting a decrease of $305,000 from the net loss experienced for the year ended March 31, 2004 of $(466,000). The decrease in net loss is primarily due to the decrease in loss from operations of $266,000 for the year ended March 31, 2005 compared to the year ended March 31, 2004. The decrease in loss from operations was primarily caused by a $257,000 decrease in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in two limited partnerships for the year ended March 31, 2004. Along with a decrease of $11,000 in amortization offset by a $(2,000) increase in accounting and other operating expenses. In addition there was a decrease in the equity in losses from limited partnerships which decreased by $39,000 to $0 for the year ended March 31, 2005 from $(39,000) for the year ended March 31, 2004.

This decrease was a result of the Partnership not recognizing losses of the Local Limited Partnerships. The investments in all the Local Limited Partnerships had reached $0 at March 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Liquidity and Capital Resources

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. Net cash provided during the year ended March 31, 2006 was $100 compared to net cash used for the year ended March 31, 2005 of $(18,000). The decrease in cash used was due primarily to an increase in change in accrued fees and expenses due to general partner and affiliates of approximately $16,000. The remaining decrease was due to a $2,000 decrease in net loss.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. Net cash used during the year ended March 31, 2005 was $(18,000), compared to net cash used for the year ended March 31, 2004 of $(12,000). The increase in cash used was due primarily to an increase in cash used in operating activities of $(5,000) along with a $(1,000) decrease of cash provided by investing activities.

During the years ended March 31, 2006, 2005 and 2004, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $158,000, $142,000 and $145,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2006:

                                       2007        2008        2009       2010       2011      Thereafter    Total
                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------
Asset Management Fees (1)         $  2,185,209 $  144,902  $  144,902 $  144,902 $  144,902  $ 4,926,668 $  7,691,485
Capital Contributions Payable to
   Local Limited Partnerships                -          -           -          -          -            -            -
                                    -----------  ---------   ---------  ---------  ---------   ----------  -----------
   Total contractual cash
   obligations                    $  2,185,209 $  144,902  $  144,902 $  144,902 $  144,902  $ 4,926,668 $  7,691,485
                                    ===========  =========   =========  =========  =========   ==========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2006 have been included in the 2007 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.


For additional information regarding asset management fees see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See item 1A for information in this regard

Impact of New Accounting Pronouncements

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

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, the Partnership does not consolidate its interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Housing Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations. (See "Method of Accounting for Investments in Local Limited Partnerships" above.)

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying Housing Complexes, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund II, L.P.

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2006, 2005 and 2004. Our audit also included the financial statement schedules listed in Form 10-K, Part IV,
Item 15(a)(2). These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the periods ended March 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.




/s/ Reznick Group, PC
---------------------

Bethesda, Maryland
September 15, 2006

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                           March 31,
                                                                 ------------------------------
                                                                     2006             2005
                                                                 --------------   -------------
ASSETS

Cash and cash equivalents                                      $        83,339  $       83,245
Investments in Local Limited  Partnerships,
  net (Notes 2 and 3)                                                        -               -
                                                                 --------------   -------------
                                                               $        83,339  $       83,245
                                                                 ==============   =============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                       $     2,058,634  $    1,900,629
                                                                 --------------   -------------
Partners' deficit:
    General Partner                                                    (79,295)        (77,716)
    Limited Partners (12,000 units authorized; 7,000 units
     issued and outstanding)                                        (1,896,000)     (1,739,668)
                                                                 --------------   -------------
      Total partners' deficit                                       (1,975,295)     (1,817,384)
                                                                 --------------   -------------
                                                               $        83,339  $       83,245
                                                                 ==============   =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                         For the Years Ended
                                                              March 31,
                                           ------------------------------------------------
                                               2006              2005             2004
                                           --------------    -------------    -------------
Interest income                          $           401    $         283   $          534
Distribution income                               16,488           15,528           15,589
Reporting fee income                               4,080                -                -
                                           --------------    -------------    -------------
    Total income                                  20,969           15,811           16,123
                                           --------------    -------------    -------------
Operating expenses:
   Amortization (Notes 2 and 3)                        -                -           11,583
   Asset management fees (Note 3)                144,901          144,902          144,902
   Impairment loss (Note 2)                            -                -          256,646
   Accounting fees                                27,042           21,550           19,176
   Other                                           6,937            9,920           10,488
                                           --------------    -------------    -------------
    Total operating expenses                     178,880          176,372          442,795
                                           --------------    -------------    -------------
Loss from operations                            (157,911)        (160,561)        (426,672)

Equity in losses of Local  Limited
  Partnerships (Note 2)                                -                -          (39,221)
                                           --------------    -------------    -------------
Net loss                                 $      (157,911)   $    (160,561)  $     (465,893)
                                           ==============    =============    =============
Net loss allocated to:
   General Partner                       $        (1,579)   $      (1,605)  $       (4,659)
                                           ==============    =============    =============
   Limited Partners                      $      (156,332)   $    (158,956)  $     (461,234)
                                           ==============    =============    =============
Net loss per Partnership unit            $        (22.33)   $      (22.71)  $       (65.89)
                                           ==============    =============    =============
Outstanding weighted
  Partnership units                                7,000            7,000            7,000
                                           ==============    =============    =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

                For The Years Ended March 31, 2006, 2005 and 2004

                                                               General             Limited             Total
                                                               Partner             Partners
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2003                       $       (71,452)    $    (1,119,478)   $    (1,190,930)

Net loss                                                           (4,659)           (461,234)          (465,893)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2004                               (76,111)         (1,580,712)        (1,656,823)

Net loss                                                           (1,605)           (158,956)          (160,561)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2005                               (77,716)         (1,739,668)        (1,817,384)

Net loss                                                           (1,579)           (156,332)          (157,911)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2006                       $       (79,295)    $    (1,896,000)   $    (1,975,295)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For The Years Ended March 31, 2006, 2005 and 2004

                                                        For the Years Ended March 31
                                               ------------------------------------------------
                                                   2006             2005              2004
                                               -------------    --------------    -------------
Cash flows from operating activities:
   Net loss                                  $     (157,911)  $      (160,561)   $    (465,893)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities:
         Amortization                                     -                 -           11,583
         Equity in losses of Local Limited
          Partnerships                                    -                 -           39,221
         Impairment loss                                  -                 -          256,646
         Increase in accrued fees and
          expenses due to General Partner
          and affiliates                            158,005           142,095          144,793
                                               -------------    --------------    -------------
Net cash provided by (used in) operating
activities                                               94           (18,466)         (13,650)
                                               -------------    --------------    -------------
Cash flows from investing activities:
   Distributions from Local
     Limited Partnerships                                 -                -             1,418
                                               -------------    --------------    -------------
Net increase (decrease) in cash and
  cash equivalents                                       94           (18,466)         (12,232)

Cash and cash equivalents, beginning of
   period                                            83,245           101,711          113,943
                                               -------------    --------------    -------------
Cash and cash equivalents, end of period     $       83,339   $        83,245    $     101,711
                                               =============    ==============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

     Taxes paid                              $          800   $           800   $          800
                                               =============    ==============    =============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

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

The general partner is WNC Financial Group, L.P., a California partnership (the "General Partner") of the Partnership. WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of WNC Financial Group, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the General Partner and the Partnership have no employees of their own.

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

The Partnership Agreement authorized the sale of up to 12,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on December 31, 1992 at which time 7,000 Units representing subscriptions in the amount of $7,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2007, if the Partnership were to experience a working capital deficiency.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

Exit Strategy
-------------

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance periods continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limted Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell it's Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to thier capital contributions and their return on investment (as defined on the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to thier capital contributions from the remainder. Any additiomal Sale or refinancing proceeds will be distributed 95% to the Limited Partners (in porportion to their respective investments) and 5% to the General Partners.

As of March 31, 2006, 24 of the 27 Housing Complexes have met their compliance requirements. In the coming years, the Partnership will have satisfied the compliance phase for each of its properties and will begin preparing for the next phase - liquidation of the properties.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

               For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (see Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported result provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2006 and 2005, the Partnership had no cash equivalents.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss allocated to limited partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income tax purposes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

               For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Reclassifications
-----------------

Certain reclassifications have been made to the 2005 (which was previously filed as unaudited) and 2004 financial statements to be consistent with the 2006 presentation.

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

Impact of New Accounting Pronouncements
---------------------------------------

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

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, the Partnership does not consolidate its interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 27 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships as shown in the balance sheets at March 31, 2006 and 2005 are approximately $3,924,000, and $3,386,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below.
                                       34

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0, $0, and $256,646 during the years ended March 31, 2006, 2005, and 2004, respectively.

At March 31, 2006 and 2005, the investment accounts in all of the Local Limited Partnerships had reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2006, 2005 and 2004 amounting to approximately $503,000, $612,000 and $600,000, respectively, have not been recognized. As of March 31, 2006, the aggregate share of net losses not recognized by the Partnership amounted to $4,256,019.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years Ended March 31
                                                                 -------------------------------------------------
                                                                     2006             2005              2004
                                                                 --------------   --------------    --------------
Investments per balance sheet, beginning of period             $             -  $             -   $        308,868
Equity in losses of  Local Limited Partnerships                              -                -            (39,221)
Impairment loss                                                              -                -           (256,646)
Distributions received from Local Limited Partnerships                       -                -             (1,418)
Amortization of paid acquisition fees and costs                              -                -            (11,583)
                                                                 --------------   --------------    --------------
Investments per balance sheet, end of period                   $             -  $             -   $              -
                                                                 ==============   ==============    ==============

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2005               2004
                                                                                ---------------    ----------------
ASSETS
Buildings and improvements, net of accumulated
   depreciation as of December 31, 2005 and 2004 of
   $13,058,00 and $ 12,232,000,  respectively                                 $     16,559,000   $      17,270,000
Land                                                                                 1,399,000           1,362,000
Other assets                                                                         2,171,000           2,205,000
                                                                                ---------------    ----------------
                                                                              $     20,129,000   $      20,837,000
                                                                                ===============    ================
LIABILITIES

Mortgage loans payable                                                        $     22,871,000   $      23,013,000
Due to related parties                                                                 194,000             159,000
Other liabilities                                                                      398,000             439,000
                                                                                ---------------    ----------------
                                                                                    23,463,000          23,611,000
                                                                                ---------------    ----------------
PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.                                                (3,924,000)         (3,386,000)
Other partners                                                                         590,000             612,000
                                                                                ---------------    ----------------
                                                                                    (3,334,000)         (2,774,000)
                                                                                ---------------    ----------------
                                                                              $     20,129,000   $      20,837,000
                                                                                ===============    ================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2005               2004                 2003
                                                            ---------------    ----------------    -----------------
Revenues
                                                          $      3,582,000   $       3,461,000   $        3,333,000
                                                            ---------------    ----------------    -----------------
Expenses:
   Operating expenses                                            2,659,000           2,615,000            2,437,000
   Interest expense                                                625,000             631,000              642,000
   Depreciation and amortization                                   827,000             831,000              898,000
                                                            ---------------    ----------------    -----------------
         Total expenses                                          4,111,000           4,077,000            3,977,000
                                                            ---------------    ----------------    -----------------
Net loss                                                  $       (529,000)   $       (616,000)   $        (644,000)
                                                            ===============    ================    =================
Net loss allocable to the Partnership                     $       (524,000)   $       (610,000)   $        (638,000)
                                                            ===============    ================    =================
Net loss recorded by the Partnership                      $              -    $              -    $         (39,000)
                                                            ===============    ================    =================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $630,000 as of March 31, 2006 and 2005. Of the accumulated amortization recorded on the balance sheet at March 31, $0, $0 and $10,667 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2006, 2005 and 2004, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $10,581 which have been included in investments in Local Limited Partnerships. At the end of all periods presented, accumulated amortization amounted to $10,581.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $144,901, $144,902 and $144,902, respectively, were incurred during the years ended March 31, 2006, 2005 and 2004, of which $0, $6,250, and $0 were paid during the years ended March 31, 2006, 2005 and 2004, respectively.

          The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $21,000, $28,000, and $30,000 during the years ended March 31, 2006, 2005, and 2004, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ending March 31, 2006.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                    March 31
                                                                        ----------------------------------
                                                                             2006               2005
                                                                        ---------------    ---------------
Expenses paid by the General Partners
or an affiliate on behalf of the Partnership                          $         18,327   $          5,222

Asset management fee payable                                                 2,040,307          1,895,407
                                                                        ---------------    ---------------
Total                                                                 $      2,058,634   $      1,900,629
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2006
               ----
Income                                $         6,000    $          4,000   $          2,000    $          9,000

Operating expenses                            (39,000)            (50,000)           (50,000)            (40,000)

Equity in losses of Local Limited
     Partnerships                                   -                   -                  -                   -

Net loss                                      (33,000)            (46,000)           (48,000)            (31,000)

Net Loss available to Limited
     Partners                                 (33,000)            (46,000)           (47,000)            (30,000)

Net Loss per Partnership
     Unit
                                                   (5)                 (7)                (7)                 (4)
               2005
               ----
Income                                $         4,000    $          9,000   $              -    $          3,000

Operating expenses                            (41,000)            (53,000)           (44,000)            (38,000)

Equity in losses of Local Limited
     Partnerships                                   -                   -                  -                   -

Net loss                                      (37,000)            (44,000)           (44,000)            (35,000)

Net Loss available to Limited
     Partners                                 (37,000)            (44,000)           (44,000)            (35,000)

Net Loss per Partnership
     Unit                                          (5)                 (6)                (6)                 (5)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the directors of Associates, and for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management
Thomas H. Mason                Director of Construction
J. Brad Hurlbut                Director of Syndications
Elizabeth Selby                Director of Development

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 75, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm.

For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 42, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------     -------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 53, is an Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 39, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Departments, and is a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester  P.  Garban,   age  59,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 50, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 54, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 42, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 37, is Vice President - Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Thomas H. Mason, CPM, age 49, is Director of Construction and a member of the Commercial Real Estate Group of Associates and is responsible for overseeing Associates' construction management department. He has 20 years of experience in the real estate and banking industries and holds a Certified Property Manager designation from the Institute of Real Estate Management. Prior to joining Associates in 1999, Mr. Mason was responsible for managing assets in the western-states region for a national owner/operating company of commercial real estate. Prior to that, he served with the FDIC as a senior real estate specialist. Mr. Mason graduated from the University of California, Santa Cruz with a Bachelor of Arts degree, and also holds a Master of Business Administration degree in finance and marketing from the University of California, Irvine, Graduate School of Management.

J. Brad Hurlbut, age 46, is Director of Syndications and a member of the Commercial Real Estate Group of Associates. He is responsible for the financial structuring of Associates' institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining Associates in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Elizabeth Selby, age 31, is Director of Development of Associates. Ms. Selby has been involved in real estate acquisition, development and valuation activities since 1998 and has been associated with Associates since 2003. Prior to joining Associates, she was involved in the development of affordable multi-family housing in New York City with BFC Construction. Ms. Selby graduated from the University of California, Berkeley in 1995 with a Bachelor of Arts degree and from the University of Southern California in 2001 with a Master of Real Estate Development degree.

Kay L. Cooper, age 69, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates.

     The original unaffiliated local general partner of the other was removed and replaced with a general partner wholly-owned by two of the executive officers of WNC identified above.

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

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------

     None.

(l)  Code of Ethics
     --------------

     Associates have adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,901, $144,902, and $144,902, were incurred during the years ended March 31, 2006, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $0, $6,250 and $0 of those fees during the years ended March 31, 2006, 2005 and 2004, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rate; 6% for the balance of the Partnership's term. No such fee was incurred in the three year period ending March 31, 2006.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $21,000, $28,000 and $30,000 during the years ended March 31, 2006, 2005 and 2004, respectively.

(d) Interest in Partnership. The General Partner receive 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $50, $50 and $700 for the General Partners for the tax years ended December 31, 2005, 2004 and 2003, respectively. The General Partner is also entitled to receive a percentage of Partnership income or losses, and of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2006, 2005 and 2004.

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

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Units in the Partnership.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent auditors for the years ended March 31:

                                             2006                2005
                                        ---------------     ---------------
Audit Fees                            $         24,042    $         18,550
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         27,042    $         21,550
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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2006 and 2005
         Statements of Operations for the years ended March 31, 2006, 2005 and 2004
         Statements  of Partners' Deficit for the years ended
         March 31, 2006, 2005 and 2004
         Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
         Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

         Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)   List of Exhibits.
         -----------------

3.1 Articles of incorporation and by - laws: The registrant is not incorporated. The Partnership Agreement dated as of January 19, 1990, filed as Exhibit 28.1 to Form 10 K for the year ended December 31, 1994 is hereby incorporated herein as exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                                ------------------------   ---------------------------------------------------------
                                                   As of March 31, 2006                       As of December 31, 2005
------------------------------------------------------------------------   ---------------------------------------------------------
                                            Total Investment   Amount of   Mortgage Balances
                                            in Local Limited   Investment   of Local Limited       Buildings &  Accumulated Net Book
Partnership Name              Location        Partnerships    Paid to Date    Partnership    Land   Equipment   Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,
Limited Partnership        Slidell, Louisiana    $334,000      $334,000     $1,424,000     $87,000  $1,771,000  $1,031,000  $827,000

                           Amite & Kentwood,
Am-Kent Associates, Ltd.   Louisiana              232,000       232,000      1,096,000      55,000   1,533,000     814,000   774,000

Arizona I Limited
Partnership                Showlow, Arizona       320,000       320,000      1,458,000     127,000    1,929,000    789,000 1,267,000

Ashland Investment Group,
an Oregon Limited
Partnership                Ashland, Oregon        300,000       300,000      1,355,000      90,000    1,753,000    591,000 1,252,000

Brantley Housing, Ltd.     Brantley, Alabama      108,000       108,000        561,000      26,000      694,000    278,000   442,000

Brian's Village
Apartments, an Oklahoma
Limited Partnership        Mannford, Oklahoma     176,000       176,000        741,000      20,000      973,000    507,000   486,000

Candleridge Apartments of
Perry, L.P.                Perry, Iowa             93,000        93,000        574,000      49,000      795,000    412,000   432,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                               ----------------------------  -------------------------------------------------------
                                                   As of March 31, 2006                         As of December 31, 2005
                                               ----------------------------  -------------------------------------------------------
                                                   Total
                                                 Investment  Amount of
                                                  in Local   Investment   Mortgage Balances
                                                  Limited      Paid        of Local Limited       Buildings & Accumulated Net Book
Partnership Name                 Location       Partnerships  to Date       Partnerships     Land   Equipment  Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Candleridge Apartments of
Runnells, L.P.             Runnells, Iowa           58,000      58,000        354,000       30,000      497,000    257,000   270,000

Casa Allegre Limited
Partnership                Las Vegas, New Mexico   318,000     318,000      1,319,000       94,000    1,882,000    738,000 1,238,000

Castroville Village, Ltd.  Castroville, Texas      165,000     165,000        908,000       15,000    1,135,000    323,000   828,000

Cherokee Square, L.P.      Rogersville, Tennessee  202,000     202,000        955,000       56,000    1,173,000    613,000   616,000

Divall Midland Associates  Port Washington,        234,000     234,000      1,132,000      102,000    1,483,000    894,000   690,000
Limited Partnership II     Wisconsin

Eclectic Housing, Ltd.     Eclectic, Alabama        74,000      74,000        391,000       53,000      449,000    185,000   317,000

Elizabeth Square
Associates, Ltd.           Raceland, Louisiana     356,000     356,000      1,429,000       35,000    2,028,000  1,002,000 1,061,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                      ---------------------------------   ----------------------------------------------------------
                                             As of March 31, 2006                             As of December 31, 2005
                                      ---------------------------------   ----------------------------------------------------------
                                        Total Investment in   Amount of    Mortgage Balances
                                            Local Limited   Investment Paid  of Local Limited      Buildings &  Accumulated Net Book
Partnership Name              Location       Partnerships       to Date        Partnerships   Land   Equipment  Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Emory Capital, L.P.        Emory, Texas           85,000         85,000          362,000     16,000   471,000     231,000    256,000

Emory Manor, L.P.          Emory, Texas          128,000        128,000          541,000     26,000   719,000     315,000    430,000

Idalou Manor, L.P.         Idalou, Texas         122,000        122,000          606,000     20,000   758,000     272,000    506,000

Jefferson Capital, L.P.    Jefferson, Texas      167,000        167,000          700,000     42,000   944,000     393,000    593,000

Jefferson Manor, L.P.      Jefferson, Texas      179,000        179,000          748,000     43,000   969,000     417,000    595,000

Lakeview Limited
Partnership                Beaver Dam, Wisconsin 264,000        264,000        1,214,000    125,000 1,464,000     598,000    991,000

Littlefield Manor, L.P.    Littlefield, Texas    118,000        118,000          582,000     20,000   739,000     265,000    494,000

Perry County Housing, Ltd. Uniontown, Alabama     82,000         82,000          429,000     22,000   517,000     209,000    330,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                   ------------------------------        -----------------------------------------------------------
                                        As of March 31, 2006                                 As of December 31, 2005
                                   -------------------------------------------------------------------------------------------------
                                                       Amount of   Mortgage
                                     Total Investment Investment  Balances of
                                     in Local Limited   Paid to  Local Limited          Buildings &     Accumulated         Net Book
Partnership Name           Location    Partnerships      Date     Partnerships    Land   Equipment      Depreciation          Value
------------------------------------------------------------------------------------------------------------------------------------
Pine Hill Housing, Ltd     Pine Hill,    105,000       105,000      542,000     32,000     662,000         263,000           431,000
                           Alabama

Rociada Partners, Ltd.     Hereford,     154,000       154,000      714,000     27,000     894,000         351,000           570,000
                           Texas

Wadley Housing, Ltd.       Wadley,        76,000        76,000      430,000     53,000     486,000         210,000           329,000
                           Alabama

Whitewater Woods Limited   Whitewater,
Partnership                Wisconsin     301,000       301,000    1,270,000     89,000   1,606,000         651,000         1,044,000

Willcox Investment Group,  Willcox,      245,000       245,000    1,036,000     45,000   1,293,000         449,000           890,000
an Arizona Limited         Arizona   -------------- ----------- ------------ ---------  ----------       ---------        ---------
Partnership

                                      $4,996,000    $4,996,000  $22,871,000 $1,399,000 $29,617,000     $13,058,000      $ 17,959,000
                                     ============== =========== ============ ========= ============   =============     ============

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                               -------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2005
                                               -------------------------------------------------------------------------------------
                                                                                    Year Investment             Estimated Useful
 Partnership Name                                Rental Income     Net Income\(Loss)     Aquired     Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited Partnership         $207,000        $(32,000)           1990       Completed               27.5

Am-Kent Associates, Ltd.                              171,000         (55,000)           1991       Completed               27.5

Arizona I Limited Partnership                         187,000         (19,000)           1990       Completed                 35

Ashland Investment Group, an Oregon                   195,000         (44,000)           1990       Completed                 50
Limited Partnership

Brantley Housing, Ltd                                  75,000         (13,000)           1992       Completed                 40

Brian's Village Apartments, an Oklahoma               127,000          (3,000)           1990       Completed                 30
Limited Partnership

Candleridge Apartments of Perry, L.P.                 126,000         (18,000)           1992       Completed               27.5

Candleridge Apartments of Runnells, L.P.               98,000          (5,000)           1992       Completed               27.5

Casa Allegre Limited Partnership                      196,000         (13,000)           1990       Completed                 40

Castroville Village, Ltd.                             178,000         (10,000)           1991       Completed                 50

Cherokee Square, L.P.                                 102,000         (22,000)           1990       Completed                 50

Divall Midland Associates Limited Partnership II      154,000         (15,000)           1990       Completed               27.5

Eclectic Housing, Ltd.                                 60,000           2,000            1992       Completed                 40

Elizabeth Square Associates, Ltd.                     185,000         (77,000)           1994       Completed               27.5

Emory Capital, L.P.                                    63,000          (3,000)           1990       Completed               27.5

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                             ---------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2005
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
  Partnership Name                         Rental Income      Net Income\(Loss)             Acquired      Status      Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                                 90,000               (12,000)                1990       Completed               30

Idalou Manor, L.P.                                97,000               (14,000)                1992       Completed               40

Jefferson Capital, L.P.                          102,000               (16,000)                1990       Completed               50

Jefferson Manor, L.P.                            106,000               (12,000)                1990       Completed               50

Lakeview Limited Partnership                     169,000               (38,000)                1991       Completed               35

Littlefield Manor, L.P.                           91,000               (15,000)                1991       Completed               40

Perry County Housing, Ltd.                        66,000               (14,000)                1992       Completed               40

Pine Hill Housing, Ltd.                           69,000               (17,000)                1992       Completed               40

Rociada Partners, Ltd.                           157,000               (19,000)                1990       Completed               40

Wadley Housing, Ltd.                              59,000               (14,000)                1992       Completed               40

Whitewater Woods Limited Partnership             185,000               (15,000)                1991       Completed               35

Willcox Investment Group, an Arizona             155,000               (16,000)                1990       Completed               50
Limited Partnership                       ---------------    -------------------
                                        $      3,470,000   $          (529,000)
                                          ===============    ===================

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                   -----------------------------   -------------------------------------------------
                                                        As of March 31, 2005                       As of December 31, 2004
--------------------------------------------------------------------------------   -------------------------------------------------
                                                       Total
                                                    Investment in    Amount of    Mortgage Balances
                                                    Local Limited Investment Paid  of Local Limited Property & Accumulated  Net Book
Partnership Name                Location            Partnerships     to Date        Partnership      Equipment Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates,
Limited Partnership        Slidell, Louisiana         $ 334,000   $ 334,000      $ 1,429,000       $1,858,000     $966,000  $893,000

Am-Kent Associates, Ltd.   Amite & Kentwood,            232,000     232,000        1,100,000        1,588,000      759,000   829,000
                           Louisiana

Arizona I Limited
Partnership                Showlow, Arizona             320,000     320,000        1,463,000        1,985,000      734,000 1,251,000

Ashland Investment Group,
an Oregon Limited
Partnership                Ashland, Oregon              300,000     300,000        1,360,000        1,843,000      555,000 1,288,000

Brantley Housing, Ltd.     Brantley, Alabama            108,000     108,000          564,000          720,000      259,000   461,000

Brian's Village
Apartments, an Oklahoma
Limited Partnership        Mannford, Oklahoma           176,000     176,000          744,000          993,000      475,000   518,000

Candleridge Apartments of
Perry, L.P.                Perry, Iowa                   93,000      93,000          578,000          836,000      380,000   457,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                  -----------------------------   --------------------------------------------------
                                                      As of March 31, 2005                   As of December 31, 2004
-------------------------------------------------------------------------------   --------------------------------------------------
                                                       Total
                                                      Investment
                                                       in Local     Amount of    Mortgage Balances
                                                        Limited  Investment Paid of Local Limited Property &  Accumulated   Net Book
Partnership Name              Location               Partnerships    to Date       Partnerships   Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Candleridge Apartments of
Runnells, L.P.             Runnells, Iowa                 58,000     58,000       358,000        525,000      237,000        288,000

Casa Allegre Limited
Partnership                Las Vegas, New Mexico         318,000    318,000     1,333,000      1,954,000      684,000      1,270,000

Castroville Village, Ltd.  Castroville, Texas            165,000    165,000       917,000      1,151,000      301,000        850,000

Cherokee Square, L.P.      Rogersville, Tennessee        202,000    202,000       959,000      1,229,000      581,000        648,000

Divall Midland Associates
Limited Partnership II     Port Washington, Wisconsin    234,000    234,000     1,136,000      1,577,000      842,000        735,000

Eclectic Housing, Ltd.     Eclectic, Alabama              74,000     74,000       395,000        502,000      174,000        328,000

Elizabeth Square
Associates, Ltd.           Raceland, Louisiana           356,000    356,000     1,437,000      2,063,000      929,000      1,134,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                            ----------------------------------  ----------------------------------------------------
                                                   As of March 31, 2005                        As of December 31, 2004
                                            ----------------------------------  ----------------------------------------------------
                                                     Total
                                                   Investment
                                                    in Local        Amount of    Mortgage Balances
                                                     Limited     Investment Paid  of Local Limited  Property &  Accumulated Net Book
Partnership Name                 Location          Partnerships       to Date       Partnerships     Equipment  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Emory Capital, L.P.        Emory, Texas                85,000          85,000          363,000      487,000       221,000    266,000

Emory Manor, L.P.          Emory, Texas               128,000         128,000          543,000      746,000       302,000    443,000

Idalou Manor, L.P.         Idalou, Texas              122,000         122,000          609,000      777,000       252,000    526,000

Jefferson Capital, L.P.    Jefferson, Texas           167,000         167,000          703,000      963,000       377,000    585,000

Jefferson Manor, L.P.      Jefferson, Texas           179,000         179,000          751,000    1,008,000       401,000    607,000

Lakeview Limited
Partnership                Beaver Dam, Wisconsin      264,000         264,000        1,219,000    1,589,000       560,000  1,029,000

Littlefield Manor, L.P.    Littlefield, Texas         118,000         118,000          584,000      749,000       246,000    503,000

Perry County Housing, Ltd. Uniontown, Alabama          82,000          82,000          431,000      539,000       193,000    345,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                             --------------------------------- -----------------------------------------------------
                                                    As of March 31, 2005                        As of December 31, 2004
                                             ---------------------------------------------------------------------------------------
                                             Total Investment  Amount of      Mortgage Balances
                                             in Local Limited Investment Paid   of Local Limited Property &  Accumulated    Net Book
Partnership Name              Location         Partnerships      to Date         Partnerships    Equipment  Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Pine Hill Housing, Ltd     Pine Hill, Alabama       105,000           105,000       546,000       688,000     245,000        443,000

Rociada Partners, Ltd.     Hereford, Texas          154,000           154,000       717,000       921,000     329,000        592,000

Wadley Housing, Ltd.       Wadley, Alabama           76,000            76,000       432,000       539,000     195,000        344,000

Whitewater Woods Limited
Partnership                Whitewater, Wisconsin    301,000           301,000     1,302,000     1,695,000     610,000      1,085,000

Willcox Investment Group,
an Arizona Limited
Partnership                Willcox, Arizona         245,000           245,000     1,040,000     1,338,000     422,000        916,000
                                               ----------------  --------------  -----------   ----------   -----------  -----------
                                             $    4,996,000     $   4,996,000   $23,013,000  $ 30,863,000 $12,229,000    $18,634,000
                                               ================  ==============  ===========   =========== ============= ===========

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                                          --------------------------------------------------------------------------
                                                                              For the year ended December 31, 2004
                                                          --------------------------------------------------------------------------
                                                                                             Year Investment        Estimated Useful
Partnership Name                                          Rental Income    Net Income\(Loss)    Acquired     Status   Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited Partnership                 $  198,000        $  (84,000)        1990       Completed          27.5

Am-Kent Associates, Ltd.                                        172,000           (48,000)        1991       Completed          27.5

Arizona I Limited Partnership                                   164,000           (55,000)        1990       Completed            35

Ashland Investment Group, an Oregon Limited Partnership         184,000           (43,000)        1990       Completed            50

Brantley Housing, Ltd.                                           75,000           (14,000)        1992       Completed            40

Brian's Village Apartments, an Oklahoma Limited Partnership     107,000           (34,000)        1990       Completed            30

Candleridge Apartments of Perry, L.P.                           128,000           (13,000)        1992       Completed          27.5

Candleridge Apartments of Runnells, L.P.                         96,000           (11,000)        1992       Completed          27.5

Casa Allegre Limited Partnership                                196,000            (9,000)        1990       Completed            40

Castroville Village, Ltd.                                       179,000           (11,000)        1991       Completed            50

Cherokee Square, L.P.                                            97,000           (31,000)        1990       Completed            50

Divall Midland Associates Limited Partnership II                145,000           (51,000)        1990       Completed          27.5

Eclectic Housing, Ltd.                                           60,000             6,000         1992       Completed            40

Elizabeth Square Associates, Ltd.                               184,000           (62,000)        1994       Completed          27.5

Emory Capital, L.P.                                              59,000            (6,000)        1990       Completed          27.5

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                     -----------------------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2004
                                     -----------------------------------------------------------------------------------------------
                                                                        Year Investment                 Estimated Useful
Partnership Name                Rental Income      Net Income\(Loss)        Acquired      Status         Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                      87,000               (15,000)          1990       Completed                 30

Idalou Manor, L.P.                     97,000                (2,000)          1992       Completed                 40

Jefferson Capital, L.P.               106,000                (2,000)          1990       Completed                 50

Jefferson Manor, L.P.                 105,000                 1,000           1990       Completed                 50

Lakeview Limited Partnership          165,000               (10,000)          1991       Completed                 35

Littlefield Manor, L.P.                91,000                (2,000)          1991       Completed                 40

Perry County Housing, Ltd.             60,000                (8,000)          1992       Completed                 40

Pine Hill Housing, Ltd.                73,000               (29,000)          1992       Completed                 40

Rociada Partners, Ltd.                158,000               (20,000)          1990       Completed                 40

Wadley Housing, Ltd.                   55,000                (9,000)          1992       Completed                 40

Whitewater Woods Limited              187,000               (43,000)          1991       Completed                 35
Partnership

Willcox Investment Group,             154,000               (11,000)          1990       Completed                 50
an Arizona Limited Partnership     ----------             ----------
                                   $3,382,000             $(616,000)
                                   ==========             ==========

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                               -----------------------------  ------------------------------------------------------
                                                    As of March 31, 2004                      As of December 31, 2003
----------------------------------------------------------------------------  ------------------------------------------------------
                                                                               Mortgage
                                            Total Investment    Amount of     Balances of                                        Net
                                           in Local Limited  Investment Paid Local Limited    Property &     Accumulated        Book
Partnership Name                   Location   Partnerships       to Date       Partnerships    Equipment     Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited    Slidell,     $ 334,000     $  334,000    $  1,433,000    $ 1,858,000      $902,000     $ 956,000
Partnership                         Louisiana

                                    Amite &
                                    Kentwood,
Am-Kent Associates, Ltd.            Louisiana      232,000        232,000       1,104,000      1,588,000       703,000       885,000

Arizona I Limited Partnership       Showlow,       320,000        320,000       1,468,000      1,993,000       682,000     1,311,000
                                    Arizona

Ashland Investment Group,           Ashland,
an Oregon LimitedPartnership        Oregon         300,000        300,000       1,365,000      1,844,000       520,000     1,324,000

Brantley Housing, Ltd.              Brantley,      108,000        108,000         566,000        719,000       239,000       480,000
                                    Alabama

Brian's Village Apartments,         Mannford,
an Oklahoma Limited                 Oklahoma       176,000        176,000         747,000        974,000       444,000       530,000
Partnership

Candleridge Apartments of           Perry, Iowa     93,000         93,000         581,000        823,000       348,000       475,000
Perry, L.P.

Candleridge Apartments of           Runnells,       58,000         58,000         362,000        515,000       218,000       297,000
Runnells, L.P.                      Iowa

Casa Allegre Limited                Las Vegas,     318,000        318,000       1,346,000      1,941,000       631,000     1,310,000
Partnership                         New Mexico

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                               --------------------------------  ---------------------------------------------------
                                                      As of March 31, 2004                        As of December 31, 2003
-------------------------------------------------------------------------------  ---------------------------------------------------
                                                                                   Mortgage
                                                Total Investment    Amount of     Balances of
                                               in Local Limited Investment Paid  Local Limited    Property &   Accumulated  Net Book
Partnership Name                  Location       Partnerships       to Date      Partnerships      Equipment   Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Castroville Village, Ltd.         Castroville,      165,000         165,000             925,000    1,150,000    278,000      872,000
                                  Texas

                                  Rogersville,
Cherokee Square, L.P.             Tennessee         202,000         202,000             964,000    1,227,000    549,000      678,000

                                  Port
Divall Midland Associates         Washington,
Limited  Partnership II           Wisconsin         234,000         234,000           1,141,000    1,570,000    784,000      786,000

                                  Eclectic,
Eclectic Housing, Ltd.            Alabama            74,000          74,000             399,000      500,000    164,000      336,000

Elizabeth Square                  Raceland,
Associates, Ltd.                  Louisiana         356,000         356,000           1,445,000    2,062,000    855,000    1,207,000


Emory Capital, L.P.               Emory, Texas       85,000          85,000             364,000      487,000    211,000      276,000

Emory Manor, L.P.                 Emory, Texas      128,000         128,000             545,000      744,000    290,000      454,000

Idalou Manor, L.P.                Idalou, Texas     122,000         122,000             611,000      778,000    233,000      545,000

                                  Jefferson,
Jefferson Capital, L.P.           Texas             167,000         167,000             705,000      963,000    362,000      601,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                               --------------------------------  ---------------------------------------------------
                                                       As of March 31, 2004                        As of December 31, 2003
-------------------------------------------------------------------------------  ---------------------------------------------------
                                                Total Investment     Amount of   Mortgage Balances
                                               in Local Limited  Investment Paid of Local Limited  Property &   Accumulated Net Book
Partnership Name                  Location        Partnerships        to Date     Partnerships      Equipment   Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Jefferson Manor, L.P.               Jefferson,
                                    Texas            179,000        179,000       753,000      1,008,000        385,000      623,000

Lakeview Limited Partnership        Beaver Dam,      264,000        264,000     1,223,000      1,589,000        523,000    1,066,000
                                    Wisconsin

Littlefield Manor, L.P.             Littlefield,     118,000        118,000       586,000        749,000        226,000      523,000
                                    Texas

Perry County Housing, Ltd.          Uniontown,        82,000         82,000       433,000        531,000        178,000      353,000
                                    Alabama

Pine Hill Housing, Ltd.             Pine Hill,       105,000        105,000       549,000        688,000        226,000      462,000
                                    Alabama

Rociada Partners, Ltd.              Hereford,        154,000        154,000       720,000        921,000        306,000      615,000
                                    Texas

Wadley Housing, Ltd.                Wadley,           76,000         76,000       433,000        534,000        179,000      355,000
                                    Alabama

Whitewater Woods Limited            Whitewater,      301,000        301,000     1,279,000      1,692,000        568,000    1,124,000
Partnership                         Wisconsin

Willcox Investment Group,           Willcox,
an Arizona Limited Partnership      Arizona          245,000        245,000     1,045,000      1,338,000        396,000      942,000
                                               -------------    -----------   -----------   ------------    -----------  -----------
                                               $   4,996,000    $ 4,996,000   $23,092,000   $ 30,786,000    $11,400,000  $19,386,000
                                               =============    ===========   ===========   ============    ===========  ===========

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                             ---------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2003
                                             ---------------------------------------------------------------------------------------
                                                                                     Year Investment                Estimated Useful
Partnership Name                             Rental Income     Net Income\(Loss)        Acquired       Status        Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited                 $ 180,000        $  (40,000)             1990       Completed               27.5

Am-Kent Associates, Ltd.                           166,000           (37,000)             1991       Completed               27.5

Arizona I Limited Partnership                      134,000           (72,000)             1990       Completed                 35

Ashland Investment Group, an Oregon                173,000           (37,000)             1990       Completed                 50
Limited Partnership

Brantley Housing, Ltd.                              65,000           (11,000)             1992       Completed                 40

Brian's Village Apartments, an                     107,000           (30,000)             1990       Completed                 30
Oklahoma Limited Partnership

Candleridge Apartments of Perry, L.P.              125,000           (10,000)             1992       Completed               27.5

Candleridge Apartments of Runnells, L.P.            91,000            (8,000)             1992       Completed               27.5

Casa Allegre Limited Partnership                   198,000             6,000              1990       Completed                 40

Castroville Village, Ltd.                          179,000           (21,000)             1991       Completed                 50

Cherokee Square, L.P.                               91,000           (39,000)             1990       Completed                 50

Divall Midland Associates Limited                  153,000          (104,000)             1990       Completed               27.5
Partnership II

Eclectic Housing, Ltd.                              54,000             1,000              1992       Completed                 40

Elizabeth Square Associates, Ltd.                  182,000           (56,000)             1994       Completed               27.5

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                     -----------------------------------------------------------------------------------------------
                                                                For the year ended December 31, 2003
                                     -----------------------------------------------------------------------------------------------
                                                                           Year Investment               Estimated Useful
 Partnership Name                   Rental Income   Net Income\(Loss)          Acquired       Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Capital, L.P.                        63,000             (3,000)            1990       Completed               27.5

Emory Manor, L.P.                          87,000             (9,000)            1990       Completed                 30

Idalou Manor, L.P.                         89,000            (19,000)            1990       Completed                 40

Jefferson Capital, L.P.                   108,000             10,000             1990       Completed                 50

Jefferson Manor, L.P.                     106,000             (1,000)            1990       Completed                 50

Lakeview Limited Partnership              165,000            (24,000)            1991       Completed                 35

Littlefield Manor, L.P.                    83,000            (15,000)            1991       Completed                 40

Perry County Housing, Ltd.                 62,000              2,000             1992       Completed                 40

Pine Hill Housing, Ltd.                    71,000             (6,000)            1992       Completed                 40

Rociada Partners, Ltd.                     147,000            (33,000)            1990       Completed                 40

Wadley Housing, Ltd.                       54,000             (9,000)            1992       Completed                 40

Whitewater Woods Limited Partnership      184,000            (52,000)            1991       Completed                 35

Willcox Investment Group, an Arizona      134,000            (27,000)            1990       Completed                 50
Limited Partnership                   --------------    ---------------
                                  $     3,251,000       $   (644,000)
                                      ==============    ================

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

Date:  October 9, 2006

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

Date:  October 9, 2006




By:     /s/ Thomas J. Riha
        ------------------
        Thomas J. Riha,
        Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (chief financial officer and principal accounting officer)

Date:  October 9, 2006




By:     /s/ Wilfred N. Cooper, Sr.
        --------------------------
        Wilfred N. Cooper, Sr.,
        Chairman of the Board of WNC & Associates, Inc.

Date:  October 9, 2006




By:     /s/ David N. Shafer
        -------------------
        David N Shafer,
        Director of WNC & Associates, Inc.

Date:  October 9, 2006