Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2006-11-14
CIK 860331

Microsoft Word 11.0.6568;


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                         Commission file number: 0-20067


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

Yes             No      X
   -------------  -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes             No       X
   -------------  -------------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                          June 30, 2006 and March 31, 2006 ....................3

                  Statements of Operations
                          For the Three Months Ended June 30, 2006 and 2005....4

                  Statement of Partners' Deficit
                          For the Three Months Ended June 30, 2006.............5

                  Statements of Cash Flows
                          For the Three Months Ended June 30, 2006 and 2005....6

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

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 2. Changes in Securities and Use of Proceed.....................15

         Item 3. Defaults Upon Senior Securities..............................15

         Item 4. Submission of Matters to a Vote of Security Holders..........15

         Item 5. Other Information............................................15

         Item 6. Exhibits and Reports on Form 8-K........................15 & 16

         Signatures ..........................................................17

         Certifications..................................................18 & 19

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2006               March 31, 2006
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               86,811       $              83,339
Investments in Local Limited Partnerships, net (Note 2)                               -                           -
                                                                   ----------------------       ----------------------
                                                                 $               86,811       $              83,339
                                                                   ======================       ======================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            2,095,938       $           2,058,634
                                                                   ----------------------       ----------------------
Partners' deficit:
   General Partner                                                              (79,633)                    (79,295)
   Limited Partners (12,000 units authorized; 7,000 units
   issued and outstanding)                                                   (1,929,494)                 (1,896,000)
                                                                   ----------------------       ----------------------
Total partners' deficit                                                      (2,009,127)                 (1,975,295)
                                                                   ----------------------       ----------------------
                                                                 $               86,811       $              83,339
                                                                   ======================       ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                   2006                            2005
                                         --------------------------     ----------------------------
                                                  Three                           Three
                                                  Months                          Months
                                         --------------------------     ----------------------------
Interest income                        $                       97     $                        103
Distribution income                                         3,375                            6,156
                                         --------------------------     ----------------------------
       Total operating income                               3,472                            6,259
                                         --------------------------     ----------------------------
Operating expenses:
   Asset management fees (Note 3)                          36,225                           36,226
   Legal and accounting                                       234                              500
   Other                                                      845                            2,406
                                         --------------------------     ----------------------------
      Total operating expenses                             37,304                           39,132
                                         --------------------------     ----------------------------
Loss from operations                                      (33,832)                         (32,873)

Equity in losses of Local
   Limited Partnerships (Note 2)                                -                                -
                                         --------------------------     ----------------------------
Net loss                               $                  (33,832)    $                    (32,873)
                                         ==========================     ============================
Net loss allocated to:
   General Partner                     $                     (338)    $                       (329)
                                         ==========================     ============================
   Limited Partners                    $                  (33,494)    $                    (32,544)
                                         ==========================     ============================
Net loss per Partnership Unit          $                       (5)    $                         (5)
                                         ==========================     ============================
Outstanding weighted
  Partnership Units                                         7,000                            7,000
                                         ==========================     ============================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2006

                                                              General                Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------
Partners' deficit at  March 31,  2006                  $           (79,295)   $      (1,896,000)   $    (1,975,295)

Net loss                                                              (338)             (33,494)           (33,832)
                                                         -------------------     ----------------     --------------
Partners' deficit at June 30, 2006, (unaudited)        $           (79,633)   $      (1,929,494)   $    (2,009,127)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                                                 2006                   2005
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $            (33,832)    $         (32,873)
     Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
        Equity in losses of Local Limited Partnerships                                     -                     -
        Change in accrued fees and expenses due to
           General Partner and affiliates                                              37,304               33,909
                                                                          --------------------    ------------------
Net cash provided by operating activities                                               3,472                1,036
                                                                          --------------------    ------------------
Net increase in cash                                                                    3,472                1,036

Cash and cash equivalent, beginning of period                                          83,339               83,245
                                                                          --------------------    ------------------
Cash and cash equivalent, end of period                                 $              86,811    $          84,281
                                                                          ====================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Taxes Paid                                                      $                   -    $               -
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests or membership interests in other Local Limited Partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits").

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

The Partnership Agreement authorized the sale of up to 12,000 of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded on December 31, 1992, at which time 7,000 Partnership Units representing subscriptions in the amount of $7,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties, continued
----------------------------------

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2007, if the Partnership were to experience a working capital deficiency.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of June 30, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance periods continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2006 and therefore the Partnership continues to be accounted for as a going concern.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partners.

As of June 30, 2006, 24 of the 27 Housing Complexes have met their compliance requirements. In the coming years, the Partnership will have satisfied the compliance phase for each of its properties and will begin preparing for the next phase - liquidation of the properties.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Note 2)

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

"Equity in losses of the Local Limited Partnerships" for each period ended June 30, 2006 and 2005 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent quarterly financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. (See Note 2)

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2006 and March 31,2006, the Partnership had no cash equivalents.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

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

Selected financial information for the three months ended June 30, 2006 and 2005, from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                                                                           2006                          2005
                                                                           ----                          ----
Revenues                                                          $           895,000            $         865,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            156,000                      158,000
  Depreciation and amortization                                               206,000                      208,000
  Operating expenses                                                          665,000                      653,000
                                                                    -------------------            -----------------
    Total expenses                                                          1,027,000                    1,019,000
                                                                    -------------------            -----------------
Net loss                                                          $          (132,000)           $        (154,000)
                                                                    ===================            =================
Net loss allocable to the Partnership                             $          (131,000)           $        (153,000)
                                                                    ===================            =================
Net loss recorded by the Partnership                              $                 -           $                -
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,225 and $36,226 were incurred during the three months ended June 30, 2006 and 2005, respectively. The partnership paid $0 to the General Partner or its affiliates for those fees during each of the three months ended June 30, 2006 and 2005.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 and $5,220 during the three months ended June 30, 2006 and 2005, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consisted of the following at:

                                                                    June 30, 2006                 March 31, 2006
                                                                -----------------------       -----------------------
   Reimbursement for expenses paid by the General
      Partners and/or an affiliate                            $                19,406       $                18,327
   Asset management fee payable                                             2,076,532                     2,040,307
                                                                -----------------------       -----------------------
                                                              $             2,095,938       $             2,058,634
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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted of $87,000 in cash. Liabilities at June 30, 2006 consisted of $2,096,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(34,000), reflecting an increase of $(1,000) in the net loss for the three months ended June 30, 2005 of $(33,000). The increase is due to a decrease of $2,000 in other expenses offset by a $(3,000) decrease in distribution income.

Liquidity and Capital

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. Net cash increased during the three months ended June 30, 2006 was $3,000, compared to net cash provided in the three months ended June 30, 2005 of $1,000. The change is primarily due to the $3,000 increase in changes in accrued fees and expenses due to General Partner and/ or its affiliates.

During the three months ended June 30, 2006, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $37,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 14,2006




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14,2006