Form 10-Q
period 2006-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2007-02-14
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------   -----------

                         Commission file number: 0-20067


                      WNC HOUSING TAX CREDIT FUND II, L.P.

                 California                           33-0391979
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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
                 December 31, 2006 and March 31, 2006 .........................3

        Statements of Operations
                 For the Three Months and Nine months  Ended  December 31,  2006 and 2005......................................................4

        Statement of Partners' Deficit
                 For the Nine months Ended December 31, 2006...................5

        Statements of Cash Flows
                 For the Nine months Ended December 31, 2006 and 2005..........6

        Notes to Financial Statements .........................................7

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

        Item 3. Quantitative and Qualitative Disclosures about Market Risk....15

        Item 4. Procedures and Controls.......................................15

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................15

        Item 2.  Changes in Securities and Use of Proceed.....................15

        Item 3.  Defaults Upon Senior Securities..............................15

        Item 4.  Submission of Matters to a Vote of Security Holders..........15

        Item 5.  Other Information............................................15

        Item 6. Exhibits and Reports on Form 8-K.........................15 & 16

        Signatures ...........................................................17

        Certifications...................................................18 & 19

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2006             March 31, 2006
                                                                   ----------------------       ----------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                        $               69,421       $              83,339
Investments in Local Limited Partnerships, net (Note 2)                               -                           -
                                                                   ----------------------       ----------------------
                                                                 $               69,421       $              83,339
                                                                   ======================       ======================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                       $            2,182,968       $           2,058,634
                                                                   ----------------------       ----------------------
Partners' deficit:
   General Partner                                                              (80,678)                    (79,295)
   Limited Partners (12,000 units authorized; 7,000 units
   issued and outstanding)                                                   (2,032,869)                 (1,896,000)
                                                                   ----------------------       ----------------------
Total partners' deficit                                                      (2,113,547)                 (1,975,295)
                                                                   ----------------------       ----------------------
                                                                 $               69,421       $              83,339
                                                                   ======================       ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                           2006                                        2005
                                         -----------------------------------------    ----------------------------------------
                                               Three                  Nine                 Three                  Nine
                                              Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------
Interest income                        $               83                    263                   101    $              311
Distribution income                                     -                  7,225                 1,378                11,811
                                         ------------------    -------------------    ------------------    ------------------
                                                       83                  7,488                 1,479                12,122
                                         ------------------    -------------------    ------------------    ------------------
Operating expenses:
   Asset management fees (Note 3)                  36,225                108,675                36,225               108,676
   Legal and accounting                               108                 34,217                12,695                26,500
   Other                                              726                  2,848                   696                 4,009
                                         ------------------    -------------------    ------------------    ------------------
      Total operating expenses                     37,059                145,740                49,616               139,185
                                         ------------------    -------------------    ------------------    ------------------
Loss from operations                              (36,976)              (138,252)              (48,137)             (127,063)

Equity in losses of Local
  Limited Partnerships (Note 2)                         -                      -                     -                     -
                                         ------------------    -------------------    ------------------    ------------------
Net loss                               $          (36,976)              (138,252)              (48,137)   $         (127,063)
                                         ==================    ===================    ==================    ==================
Net loss allocated to:
  General Partner                      $             (370)                (1,383)                 (482)   $           (1,271)
                                         ==================    ===================    ==================    ==================
  Limited Partners                     $          (36,606)              (136,869)              (47,655)   $         (125,792)
                                         ==================    ===================    ==================    ==================
Net loss per weighted limited
 partner unit                          $               (5)                   (20)                   (7)   $              (18)
                                         ==================    ===================    ==================    ==================
Outstanding weighted limited
  partner units                                     7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine months Ended December 31, 2006

                                                              General                Limited
                                                              Partner                Partners              Total
                                                         -------------------     ----------------     --------------
Partners' deficit at  March 31,  2006                  $           (79,295)   $      (1,896,000)   $    (1,975,295)

Net loss                                                            (1,383)            (136,869)          (138,252)
                                                         -------------------     ----------------     --------------
Partners' deficit at December 31, 2006,
(unaudited)                                            $           (80,678)   $      (2,032,869)   $    (2,113,547)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                                                 2006                   2005
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $           (138,252)   $         (127,063)
     Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Equity in losses of Local Limited Partnerships                                     -                     -
        Change in accrued fees and expenses due to
           General Partner and affiliates                                            124,334               118,310
                                                                          --------------------    ------------------
Net cash used in operating activities                                                (13,918)               (8,753)
                                                                          --------------------    ------------------
Net decrease in cash                                                                 (13,918)               (8,753)

Cash and cash equivalent, beginning of period                                         83,339                83,245
                                                                          --------------------    ------------------
Cash and cash equivalent, end of period                                 $             69,421    $           74,492
                                                                          ====================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Taxes Paid                                                           $                  -    $                -
                                                                          ====================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2007, if the Partnership were to experience a working capital deficiency.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of December 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance periods continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

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

As of December 31, 2006, 24 of the 27 Housing Complexes have met their compliance requirements. In the coming years, the Partnership will have satisfied the compliance phase for each of its properties and will begin preparing for the next phase - liquidation of the properties.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Note 2)

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

"Equity in losses of the Local Limited Partnerships" for each period ended December 31, 2006 and 2005 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent quarterly financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. (See Note 2)

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2006 and March 31,2006, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

Selected financial information for the nine months ended December 31, 2006 and 2005, from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                           2006                          2005
                                                                           ----                          ----
Revenues                                                          $         2,686,000            $       2,595,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            469,000                      473,000
  Depreciation and amortization                                               620,000                      623,000
  Operating expenses                                                        1,994,000                    1,961,000
                                                                    -------------------            -----------------
    Total expenses                                                          3,083,000                    3,057,000
                                                                    -------------------            -----------------

Net loss                                                          $          (397,000)           $        (462,000)
                                                                    ===================            =================

Net loss allocable to the Partnership                             $          (393,000)           $        (458,000)
                                                                    ===================            =================
Net loss recorded by the Partnership                              $                  -           $                -
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $108,675 and $108,676 were incurred during the nine months ended December 31, 2006 and 2005, respectively. The partnership paid $2,000 and $0 to the General Partner or its affiliates for those fees during the nine months ended December 31, 2006 and 2005, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $19,406 and $20,875 during the nine months ended December 31, 2006 and 2005, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consisted of the following at:

                                                                  December 31, 2006               March 31, 2006
                                                                -----------------------       -----------------------
   Reimbursement for expenses paid by the General
     Partners and/or an affiliate                             $                35,986       $                18,327
   Asset management fee payable                                             2,146,982                     2,040,307
                                                                -----------------------       -----------------------
                                                              $             2,182,968       $             2,058,634
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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2006 consisted of $69,000 in cash. Liabilities at December 31, 2006 consisted of $2,183,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005. The Partnership's net loss for the three months ended December 31, 2006 was $(37,000), reflecting a decrease of $(11,000) in the net loss for the three months ended December 31, 2005 of $(48,000). The change is due to a decrease of $12,000 in legal and accounting expenses offset by a decrease of $1,000 of distribution income.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. The Partnership's net loss for the nine months ended December 31, 2006 was $(138,000), reflecting an increase of $(11,000) from the net loss for the nine months ended December 31, 2005 of $(127,000). The increase is due to a $8,000 decrease in legal and accounting expense, a $4,000 decrease in other income, offset by a $1,000 decrease in other expense.

Liquidity and Capital

Nine Months Ended December 31, 2006 Compared to Nine months Ended December 31, 2005. Net cash decrease during the nine months ended December 31, 2006 was $(14,000), compared to the net cash decrease in the nine months ended December 31, 2005 of $(9,000). In addition to the increase in the net loss of $(11,000), the change is primarily due to the $6,000 increase in changes in accrued fees and expenses and asset management fees due to General Partner and/ or its affiliates.

During the nine months ended December 31, 2006, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $124,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------

         NONE

(b)      Exhibits.
         ---------

31.1    Certification of the Principal Executive Officer pursuant to Rule 13a-15
        (e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2    Certification of the Principal Financial Officer pursuant to Rule 13a-15
        (e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.......General Partner of the Registrant

By:  WNC & Associates, Inc..........General Partner of WNC Financial Group, L.P.




By: /s/ Wilfred N. Cooper, Jr.
    --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 14, 2007




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2007