Form 10-K
period 2007-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2007-08-17
CIK 860331

WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes        No    X
  ---------  --------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes        No    X
   --------  --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No
   --------  --------

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
Large accelerated filer      Accelerated filer      Non-accelerated filer   X
                       ------                 ------                     -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No    X
   ------  --------

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on April 27, 1990, the Partnership commenced a public offering of 12,000 units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit. The General Partner concluded the sale of Partnership Units on December 31, 1992, a total of 7,000 Partnership Units representing $7,000,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a Housing Complex which qualifies for the Low Income Housing Tax Credits. In general, under
Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

The Partnership invested in twenty-seven Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Exit Strategy

The IRS Compliance Period for Low Income Housing Tax Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. All of the Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2007. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007.

As of March 31, 2007, no Housing Complexes had been selected for disposition. Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership, for disposition. Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Lake View Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Lake View Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007.

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

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with such subsidy programs:

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

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

(c)      Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to tax credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

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

     Passive activity rules will limit deduction of the Partnership's losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

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

(d)      Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in Housing Complexes would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

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

Not Applicable

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-seven Housing Complexes as of the dates or for the periods indicated:

                                                  -------------------------------  -------------------------------------------------
                                                       As of March 31, 2007                     As of December 31, 2006
                                                  -------------------------------  -------------------------------------------------
                                                       Partnership's
                                                           Total                                      Estimated
                                                         Investment                                   Aggregate           Mortgage
                                      General             in Local    Amount of                       Low Income         Balances of
Local Limited                         Partner             Limited    Investment   Number of            Housing         Local Limited
Partnership Name   Location           Name             Partnership  Paid to Date    Units   Occupancy Tax Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Airport Road       Slidell, Louisiana Clifford E. Olsen,   $ 334,000   $ 334,000     40        98%    $ 695,000          $ 1,418,000
Associates,        Securities         Olsen
Limited            Corporation

Am-Kent            Amite & Kentwood,  Olsen Securities       232,000     232,000     32        94%      585,000            1,091,000
Associates, Ltd.   Louisiana          Corporation

Arizona I Limited  Showlow, Arizona   Western States Housing 320,000     320,000     42        93%      617,000            1,452,000
Partnership                           Corporation and Joe W.
                                      Roberts Company

Ashland Investment Ashland, Oregon    Ronald D. Bettencourt  300,000     300,000     40        98%      666,000            1,349,000
Group, an
Oregon Limited
Partnership

Brantley Housing,  Brantley, Alabama  Thomas H. Cooksey and  108,000     108,000     19        89%      287,000              559,000
Ltd.                                  Apartment Developers,
                                      Inc.

Brian's Village    Mannford, Oklahoma Robert W. Green and    176,000     176,000     28        93%      374,000              738,000
Apartments, an                        Emerald Development
Oklahoma Limited                      Co., Inc.
Partnership

Candleridge        Perry, Iowa        Eric A Sheldahl         93,000      93,000     23        87%      224,000              570,000
Apartments of
Perry, L.P.

Candleridge        Runnells, Iowa     Eric A. Sheldahl        58,000      58,000     15       100%      141,000              349,000
Apartments of
Runnells, L.P.

                                                  -------------------------------  -------------------------------------------------
                                                       As of March 31, 2007                        As of December 31, 2006
                                                  -------------------------------  -------------------------------------------------
                                                       Partnership
                                                           Total                                       Estimated
                                                         Investment                                    Aggregate           Mortgage
                                      General             in Local    Amount of                       Low Income         Balances of
Local Limited                         Partner             Limited    Investment   Number of            Housing         Local Limited
Partnership Name   Location           Name             Partnership  Paid to Date    Units   Occupancy Tax Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
Casa Allegre        Las Vegas,       Western States          318,000   318,000        42       95%       635,000           1,304,000
Limited             New Mexico       Housing Corporation,
Partnership                          ABO Corporation
                                     and Alan D. Nofsker

Castroville,        Castroville,     Doublekaye Corp         165,000   165,000        40       98%       426,000             899,000
Village Ltd.        Texas            and Gary L. Kersch

Cherokee Square,    Rogersville,     Douglas B. Parker       202,000   202,000        31       94%       418,000             951,000
L.P.                Tennessee        and Billy D. Cobb

Divall Midland      Port Washington, Gary J. DiVall          234,000   234,000        32       94%       489,000           1,126,000
AssociatesLimited   Wisconsin
Partnership II

Eclectic Housing,   Eclectic,        Thomas H. Cooksey        74,000    74,000        15      100%       216,000             387,000
Ltd.                Alabama          and  Apartment
                                     Developers, Inc.

Elizabeth Square    Raceland,        Olsen Securities Corp.  356,000   356,000        48       98%       748,000           1,420,000
Associates, Ltd.    Louisiana

Emory Capital, L.P. Emory, Texas     1600 Capital Company,    85,000    85,000        16      100%       175,000             360,000
                                     Inc.

Emory Manor, L.P.   Emory, Texas     1600 Capital Company,   128,000   128,000        24       96%       206,000             539,000
                                     Inc.

Idalou Manor, L.P.  Idalou, Texas    1600 Capital Company,   122,000   122,000        24       96%       290,000             604,000
                                     Inc.

Jefferson Capital,  Jefferson,       1600 Capital Company,   167,000   167,000        30       97%       269,000             697,000
L.P.                Texas            Inc.

                                                  ------------------------------  --------------------------------------------------
                                                       As of March 31, 2007                      As of December 31, 2006
                                                  ------------------------------  --------------------------------------------------
                                                       Partnership's
                                                           Total                                        Estimated
                                                         Investment                                     Aggregate          Mortgage
                                      General             in Local    Amount of                         Low Income       Balances of
Local Limited                         Partner             Limited    Investment   Number of              Housing       Local Limited
Partnership Name   Location           Name             Partnership  Paid to Date    Units   Occupancy Tax Credits (1)   Partnership
------------------------------------------------------------------------------------------------------------------------------------
Jefferson Manor,   Jefferson,     1600 Capital Company,    179,000      179,000       32       94%           362,000         745,000
L.P.                              Inc.

Lake View Limited  Beaver Dam,    Thomas G. Larson,        264,000      264,000       40       95%           528,000       1,209,000
 Partnership (2)   Wisconsin      William H. Larson,
                                  and Raymond L.
                                  Tetzlaff

Littlefield Manor, Littlefield,   1600 Capital Company,    118,000      118,000       24      100%           280,000         580,000
L.P.               Texas          Inc.

Perry County       Uniontown,     Thomas H. Cooksey and     82,000       82,000       15       80%           215,000         427,000
Housing, Ltd.      Alabama        A Apartment Developers,
                                  Inc.

Pine Hill          Pine Hill,     Thomas H. Cooksey and    105,000      105,000       19       89%           267,000         538,000
Housing, Ltd.      Alabama        Apartment Developers,
                                  Inc.

Rociada Partners   Hereford,      Richard Lee (Rick) Brown 154,000      154,000       28       96%           316,000         710,000
Ltd.               Texas

Wadley Housing,    Wadley,        Thomas H. Cooksey and     76,000       76,000       15       73%           213,000         428,000
Ltd.               Alabama        Apartment Developers,
                                  Inc.

Whitewater Woods   Whitewater,    Thomas G. Larson,        301,000      301,000       40       95%           603,000       1,264,000
Limited            Wisconsin      William H. Larson,
Partnership                       and Raymond L.
                                  Tetzlaff

Willcox Investment  Willcox,      John P. Casper           245,000      245,000       30       87%           490,000       1,031,000
Group, an Arizona   Arizona                            -----------  -----------     ----      ----        ----------     -----------
Limited Partnership                                    $ 4,996,000  $ 4,996,000      784       94%       $10,735,000     $22,745,000
                                                       =========== ============     ====      ====        ==========     ===========

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

(2) Identified on July 13, 2007 for disposition.

                                           -----------------------------------------------------------------------------------------
                                                                          For the year ended December 31, 2006
                                           --------------------------------------------------------    -----------------------------
                                                                                                      Low Income Housing Tax Credits
      Local Limited Partnership Name              Rental Income             Net Income/(Loss)           Allocated to Partnership
---------------------------------------------------------------------------------------------------    -----------------------------
Airport Road Associates, Limited                              $201,000                   $(96,000)                               99%

Am-Kent Associates, Ltd.                                       174,000                    (31,000)                               99%

Arizona I Limited Partnership                                  213,000                    (32,000)                               99%

Ashland Investment Group, an Oregon
Limited Partnership                                            204,000                    (38,000)                               99%

Brantley Housing, Ltd.                                          73,000                    (10,000)                               99%

Brian's Village Apartments, an Oklahoma
Limited Partnership                                            128,000                      6,000                                99%

Candleridge Apartments of Perry, L.P.                          128,000                     (4,000)                               99%

Candleridge Apartments of Runnells, L.P.                       103,000                     20,000                                99%

Casa Allegre Limited Partnership                               202,000                    (17,000)                               99%

Castroville Village, Ltd.                                      200,000                          -                                99%

Cherokee Square, L.P.                                          110,000                    (17,000)                               99%

Divall Midland Associates Limited
Partnership II                                                 157,000                    (19,000)                               99%

Eclectic Housing, Ltd.                                          64,000                      3,000                                99%

Elizabeth Square Associates, Ltd.                              196,000                   (101,000)                               99%

Emory Capital, L.P.                                             64,000                     (2,000)                               99%

Emory Manor, L.P.                                               92,000                     (1,000)                               99%

Idalou Manor, L.P.                                              95,000                    (10,000)                               99%

Jefferson Capital, L.P.                                        108,000                     (2,000)                               99%

Jefferson Manor, L.P.                                          108,000                     (7,000)                               99%

Lake View Limited Partnership (2)                              165,000                    (35,000)                               99%

Littlefield Manor, L.P.                                         94,000                    (20,000)                               99%

                                         -------------------------------------------------------------------------------------------
                                                                          For the year ended December 31, 2006
                                         --------------------------------------------------------    -------------------------------
                                                                                                      Low Income Housing Tax Credits
      Local Limited Partnership Name              Rental Income             Net Income/(Loss)            Allocated to Partnership
---------------------------------------------------------------------------------------------------  -------------------------------
Perry County Housing, Ltd.                            67,000                                (4,000)                              99%

Pine Hill Housing, Ltd.                               86,000                               (12,000)                              99%

Rociada Partners Ltd.                                159,000                                (9,000)                              99%

Wadley Housing, Ltd.                                  63,000                                 1,000                               99%

Whitewater Woods Limited Partnership                 181,000                               (30,000)                              99%

Willcox Investment Group, an Arizona
Limited Partnership                                  158,000                               (43,000)                              99%
                                         -------------------                     ------------------
                                                  $3,593,000                             $(510,000)
                                         ===================                     ==================

(2) Identified on July 13, 2007 for disposition.

Item 3. Legal Proceedings

NONE.

Item 4. Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2007, there were 540 Limited Partners and 10 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2007.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                               March 31,
                              ------------------------------------------------------------------------------------------------------
                                       2007                  2006                  2005                 2004                 2003
                                 ------------------    -----------------     -----------------    ------------------    ------------
ASSETS
Cash and cash equivalents      $            75,484   $           83,339    $           83,245   $           101,711   $     113,943
Investments in Local Limited
   Partnerships, net                             -                    -                     -                     -         308,868
                                 ------------------    -----------------     -----------------    ------------------    ------------
                               $            75,484   $           83,339    $           83,245   $           101,711   $     422,811
                                 ==================    =================     =================    ==================    ============
LIABILITIES
Accrued fees and expenses
   due to General Partner
   and affiliates              $         2,221,528   $        2,058,634    $        1,900,629   $         1,758,534   $   1,613,741
Accounts payable                             1,575                    -                     -                     -               -
                                 ------------------    -----------------     -----------------    ------------------    ------------
  Total liabilities                      2,223,103            2,058,634             1,900,629             1,758,534       1,613,741
                                 ------------------    -----------------     -----------------    ------------------    ------------
PARTNERS' DEFICIT                       (2,147,619)          (1,975,295)           (1,817,384)           (1,656,823)     (1,190,930)
                                 ------------------    -----------------     -----------------    ------------------    ------------
                               $            75,484   $           83,339    $           83,245   $           101,711   $     422,811
                                 ==================    =================     =================    ==================    ============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                    For the Years Ended
                                                                         March 31,
                                     -----------------------------------------------------------------------------------
                                         2007              2006            2005              2004              2003
                                     --------------   ---------------   ------------     -------------     -------------
Loss from operations (Note 1)      $     (172,324)  $      (157,911)  $   (160,561)    $    (426,672)    $      (167,722)
Equity in loss from Local
   Limited Partnerships                         -                 -              -           (39,221)            (95,444)
                                     --------------   ---------------   ------------     -------------     -------------
Net loss                           $     (172,324)  $      (157,911)  $   (160,561)    $    (465,893)    $      (263,166)
                                     ==============   ===============   ============     =============     =============
Net loss allocated to:
   General Partner                 $       (1,724)  $        (1,579)  $     (1,605)    $      (4,659)    $        (2,632)
                                     ==============   ===============   ============     =============     =============
   Limited Partners                $     (170,600)  $      (156,332)  $   (158,956)    $    (461,234)    $      (260,534)
                                     ==============   ===============   ============     =============     =============
Net loss per Partnership Unit      $       (24.38)  $        (22.33)  $     (22.71)    $      (65.89)    $        (37.22)
                                     ==============   ===============   ============     =============     ==============
  Outstanding weighted
   Partnership Units                        7,000             7,000          7,000             7,000               7,000
                                     ==============   ===============   ============     =============     =============

Note 1 - Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investments in Local Limited Partnerships of $256,646.

                                                                  For the Years Ended
                                                                       March 31,
                                  -------------------------------------------------------------------------------------
                                      2007              2006             2005              2004              2003
                                  --------------    --------------   --------------    --------------    --------------
Net cash provided by (used
   in):
   Operating activities         $       (7,855)    $          94    $    (18,466)    $     (13,650)    $     (15,961)
   Investing activities                      -                 -               -             1,418             2,350
                                  --------------    --------------   --------------    --------------    --------------
Net change in cash and cash
  equivalents                           (7,855)               94         (18,466)          (12,232)          (13,611)

Cash and cash equivalents,
  beginning of period                   83,339            83,245         101,711           113,943           127,554
                                  --------------    --------------   --------------    --------------    --------------
Cash and cash equivalents,
  end of period                 $       75,484     $      83,339    $     83,245     $     101,711     $     113,943
                                  ==============    ==============   ==============    ==============    ==============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                       2006             2005               2004                   2003                    2002
                                  ---------------  ---------------    ----------------     -------------------      ----------------
Federal                         $              - $              1   $               6    $                 10     $               21
State                                          -                -                   -                       -                      -
                                  ---------------  ---------------    ----------------     -------------------      ----------------
Total                           $              - $              1   $               6    $                 10     $               21
                                  ===============  ===============    ================     ===================      ================

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

Financial Condition

The Partnership's assets at March 31, 2007 consisted primarily of $75,000 in cash. Liabilities at March 31, 2007 primarily consisted of $2,183,000 of accrued annual management fees due to the General Partner and $38,000 advance payables. (See "Future Contractual Cash Obligations" below.)

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006. The Partnership's net loss for the year ended March 31, 2007 was $(172,000), reflecting an increase of $(14,000) from the net loss experienced for the year ended March 31, 2006 of $(158,000). The increase in net loss is due to an increase of $(8,000) in accounting expenses, a decrease of $(7,000) in distribution income, along with a decrease of $1,000 in other operating expenses.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. The Partnership's net loss for the year ended March 31, 2006 was $(158,000), reflecting a decrease of $3,000 from the net loss experienced for the year ended March 31, 2005 of $(161,000). The decrease in net loss is due to the $3,000 decrease in other expenses, the $4,000 increase in reporting fee income, $1,000 increase in distribution income offset by the $(5,000) increase in accounting fees.

Liquidity and Capital Resources

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006. Net cash used for the year ended March 31, 2007 was $(8,000) compared to net cash provided during the year ended March 31, 2006 of $100. The increase of approximately $(8,000) in cash used was due primarily to an increase in change in accrued fees and expenses due to the General Partner and affiliates of approximately $5,000 along with a $2,000 increase in accounts payable.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. Net cash provided during the year ended March 31, 2006 was $100 compared to net cash used for the year ended March 31, 2005 of $(18,000). The decrease in cash used was due primarily to an increase in change in accrued fees and expenses due to the General Partner and affiliates of approximately $16,000.

During the years ended March 31, 2007, 2006 and 2005, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $163,000, $158,000 and $142,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2007:

                                              2008          2009         2010        2011        2012      Thereafter        Total
                                           -----------   ----------   ---------   ---------   ----------   -----------   -----------
Asset Management Fees (1)                $   2,328,107  $  144,900  $  144,900    $ 144,900    $ 144,900   $ 4,781,700   $ 7,689,407
Capital Contributions Payable to Local
   Limited Partnerships                             -            -           -            -            -             -             -
                                           -----------   ---------   ----------- -----------   ---------   -------------- ----------
Total contractual cash obligations       $   2,328,107  $  144,900  $  144,900    $ 144,900    $ 144,900   $ 4,781,700   $ 7,689,407
                                           ===========   =========   =========== ===========   =========   ============== ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable working capital requirements of the Partnership.

For additional information regarding asset management fees see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See item 1B for information in this regard

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

 Not Applicable

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund II, LP

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, LP (a California Limited Partnership) (the Partnership) as of March 31, 2007 and 2006, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, LP (a California Limited Partnership) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the periods ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, PC
---------------------
Bethesda, Maryland
August 16, 2007

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                      March 31,
                                                                                       ----------------------------------------
                                                                                             2007                  2006
                                                                                       -----------------     ------------------
ASSETS
Cash and cash equivalents                                                            $           75,484    $            83,339
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                        -                      -
                                                                                       -----------------     ------------------
   Total assets                                                                      $           75,484    $            83,339
                                                                                       =================     ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and affiliates (Note 3)          $        2,221,528    $         2,058,634
Accounts Payable                                                                                  1,575                      -
                                                                                       -----------------     ------------------
     Total liabilities                                                                        2,223,103              2,058,634

Partners' deficit:
    General Partner                                                                             (81,019)               (79,295)
    Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership
     Units issued and outstanding)                                                           (2,066,600)            (1,896,000)
                                                                                       -----------------     ------------------
      Total partners' deficit                                                                (2,147,619)            (1,975,295)
                                                                                       -----------------     ------------------
        Total liabilities and partners' deficit                                      $           75,484    $            83,339
                                                                                       =================     ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For The Years Ended March 31, 2007, 2006 and 2005

                                                                               For the Years Ended
                                                                                    March 31,
                                                         ----------------------------------------------------------------
                                                               2007                    2006                  2005
                                                         ------------------      -----------------     ------------------
Distribution income                                    $             9,572      $          16,488     $           15,528
Reporting fees                                                       3,642                  4,080                      -
                                                         ------------------      -----------------     ------------------
    Total income                                                    13,214                 20,568                 15,528
                                                         ------------------      -----------------     ------------------
Operating expenses:
   Asset management fees (Note 3)                                  144,900                144,901                144,902
   Accounting fees                                                  35,500                 27,042                 21,550
   Other                                                             5,475                  6,937                  9,920
                                                         ------------------      -----------------     ------------------
    Total operating expenses                                       185,875                178,880                176,372
                                                         ------------------      -----------------     ------------------
Loss from operations                                              (172,661)              (158,312)              (160,844)

Equity in losses of Local Limited
  Partnerships (Note 2)                                                  -                      -                      -
                                                         ------------------      -----------------     ------------------
Interest Income                                                        337                    401                    283
                                                         ------------------      -----------------     ------------------
Net loss                                               $          (172,324)     $        (157,911)    $         (160,561)
                                                         ==================      =================     ==================
Net loss allocated to:
   General Partner                                     $            (1,724)     $          (1,579)    $           (1,605)
                                                         ==================      =================     ==================
   Limited Partners                                    $          (170,600)     $        (156,332)    $         (158,956)
                                                         ==================      =================     ==================
Net loss per Partnership Unit                          $            (24.38)     $          (22.33)    $           (22.71)
                                                         ==================      =================     ==================
Outstanding weighted Partnership Units                               7,000                  7,000                  7,000
                                                         ==================      =================     ==================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

                For The Years Ended March 31, 2007, 2006 and 2005

                                                                 General Partner          Limited Partners               Total
                                                             --------------------      --------------------     --------------------
Partners' deficit at March 31, 2004                        $            (76,111)     $         (1,580,712)    $         (1,656,823)

Net loss                                                                 (1,605)                 (158,956)                (160,561)
                                                             --------------------      --------------------     --------------------
Partners' deficit at March 31, 2005                                     (77,716)               (1,739,668)              (1,817,384)

Net loss                                                                 (1,579)                 (156,332)                (157,911)
                                                             --------------------      --------------------     --------------------
Partners' deficit at March 31, 2006                        $            (79,295)     $         (1,896,000)    $         (1,975,295)

Net loss                                                                 (1,724)                 (170,600)                (172,324)
                                                             --------------------      --------------------     --------------------
Partners' deficit at March 31, 2007                        $            (81,019)     $         (2,066,600)    $         (2,147,619)
                                                             ====================      ====================     ====================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For The Years Ended March 31, 2007, 2006 and 2005

                                                                                     For the Years Ended March 31
                                                                     -------------------------------------------------------------
                                                                           2007                 2006                   2005
                                                                     ------------------    ----------------      -----------------
Cash flows from operating activities:
   Net loss                                                        $          (172,324)   $       (157,911)     $         (160,561)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Equity in losses of Local Limited
       Partnerships                                                                  -                   -                       -
     Increase in accrued fees and expenses
      due to General Partner and affiliates                                    162,894             158,005                 142,095
     Increase in accounts payable                                                1,575                   -                       -
                                                                     ------------------    ----------------      -----------------
Net cash provided by (used in) operating activities                             (7,855)                 94                 (18,466)
                                                                     ------------------    ----------------      -----------------
Cash flows from investing activities:
    Distributions from Local Limited Partnerships                                    -                   -                       -
                                                                     ------------------    ----------------      -----------------
Net increase (decrease) in cash and
  cash equivalents                                                              (7,855)                 94                 (18,466)

Cash and cash equivalents, beginning of period                                  83,339              83,245                 101,711
                                                                     ------------------    ----------------      -----------------
Cash and cash equivalents, end of period                           $            75,484   $          83,339      $           83,245
                                                                     ==================    ================      =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Taxes paid                                                    $               800   $             800      $              800
                                                                     ==================    ================      =================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2007, 2006 and 2005

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

The general partner of the Partnership is WNC Financial Group, L.P., a California partnership (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of WNC Financial Group, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the General Partner and the Partnership have no employees of their own.

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

The Partnership Agreement authorized the sale of up to 12,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded on December 31, 1992 at which time 7,000 Partnership Units representing subscriptions in the amount of $7,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 95% to the Limited Partners (in proportion to their respective investments) and 5% to the General Partners.

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

                For The Years Ended March 31, 2007, 2006 and 2005

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2008, if the Partnership were to experience a working capital deficiency.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

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

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes as all have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007.

As of March 31, 2007, no Housing Complexes had been selected for disposition. As of March 31, 2007 all of the Local Limited Partnerships had completed the 15-year compliance period.

Properties Identified for Disposition

Subsequent to year end, the Partnership identified the Housing Complexes of one Local Limited Partnership, Lake View, a California limited partnership, ("Lake View") for disposition. Lake View owns the Lake View Apartments (the "Lake View Property")

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Lake View Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the SEC regarding the sale of the Lake View Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2007 and 2006, the Partnership had no cash equivalents.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 27 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships as shown in the balance sheets at March 31, 2007 and 2006 are approximately $4,439,000 and $3,924,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

For all periods presented, the investment accounts in all of Local Limited Partnerships had reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2007, 2006 and 2005 amounting to approximately $505,000, $503,000 and $612,000, respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $4,755,000.

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

                        COMBINED CONDENSED BALANCE SHEETS
                                                                                              2006                      2005
                                                                                      --------------------     ---------------------
ASSETS
Buildings and improvements, net of accumulated
   depreciation for 2006 and 2005 of $13,880,000 and
   $13,058,000, respectively                                                        $          15,821,000    $           16,559,000
Land                                                                                            1,399,000                 1,399,000
Other assets                                                                                    2,253,000                 2,171,000
                                                                                     --------------------     ---------------------
       Total assets                                                                 $          19,473,000    $           20,129,000
                                                                                     ====================     =====================
LIABILITIES

Mortgage loans payable                                                              $          22,746,000    $           22,871,000
Due to related parties                                                                            181,000                   194,000
Other liabilities                                                                                 412,000                   398,000
                                                                                     --------------------     ---------------------
       Total liabilities                                                                       23,339,000                23,463,000
                                                                                     --------------------     ---------------------
PARTNERS' DEFICIT

WNC Housing Tax Credit Fund II, L.P.                                                           (4,439,000)               (3,924,000)
Other partners                                                                                    573,000                   590,000
                                                                                     --------------------     ---------------------
       Total partners' deficit                                                                 (3,866,000)               (3,334,000)
                                                                                     --------------------     ---------------------
          Total liabilities and partners' deficit                                   $          19,473,000    $           20,129,000
                                                                                     ====================     =====================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2006                      2005                       2004
                                                         ---------------------     ---------------------      ----------------------
Revenues                                                $           3,681,000     $           3,582,000     $             3,461,000
                                                         ---------------------     ---------------------      ----------------------
Expenses:
   Operating expenses                                               2,754,000                 2,659,000                   2,615,000
   Interest expense                                                   615,000                   625,000                     631,000
   Depreciation and amortization                                      822,000                   827,000                     831,000
                                                         ---------------------     ---------------------      ----------------------
         Total expenses                                             4,191,000                 4,111,000                   4,077,000
                                                         ---------------------     ---------------------      ----------------------
Net loss                                                $            (510,000)    $            (529,000)    $              (616,000)
                                                         =====================     =====================      ======================
Net loss allocable to the Partnership                   $            (505,000)    $            (524,000)    $              (610,000)
                                                         =====================     =====================      ======================
Net loss recorded by the Partnership                    $                   -     $                   -     $                     -
                                                         =====================     =====================      ======================

Certain Local Limited Partnerships have incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $630,000 for all periods presented.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $10,581 which have been included in investments in Local Limited Partnerships. At the end of all periods presented, accumulated amortization amounted to $10,581.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $144,900, $144,901 and $144,902, respectively, were incurred during the years ended March 31, 2007, 2006 and 2005, of which $2,000, $0 and $6,250, were paid during the years ended March 31, 2007, 2006 and 2005, respectively.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $19,000, $21,000 and $28,000, during the years ended March 31, 2007, 2006, and 2005, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ending March 31, 2007.

     The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                                                          March 31
                                                                                      ----------------------------------------------
                                                                                                2007                      2006
                                                                                      --------------------      --------------------
Expenses paid by the General Partners
or an affiliate on behalf of the Partnership                                         $              38,321     $              18,327

Accrued asset management fees                                                                    2,183,207                 2,040,307
                                                                                      --------------------      --------------------
Total                                                                                $           2,221,528     $           2,058,634
                                                                                      ====================      ====================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                                           June 30              September 30      December 31            March 31
                                                     ---------------          ----------------   ------------      -----------------
                    2007
                    ----
Income                                             $         3,000     $               4,000     $              -     $       7,000

Operating expenses                                         (37,000)                  (71,000)             (37,000)          (41,000)

Equity in losses of Local Limited
     Partnerships                                                -                         -                    -                 -

Interest income                                                  -                         -                    -                 -

Net loss                                                   (34,000)                  (67,000)             (37,000)          (34,000)

Net Loss available to Limited Partners                     (33,000)                  (67,000)             (37,000)          (34,000)

Net Loss per Partnership Unit                                   (5)                      (10)                  (5)               (5)

                    2006
                    ----
Income                                             $         6,000     $               4,000     $          2,000     $       9,000

Operating expenses                                         (39,000)                  (50,000)             (50,000)          (40,000)

Equity in losses of Local Limited
     Partnerships                                                -                         -                    -                 -

Interest income                                                  -                         -                    -                 -

Net loss                                                   (33,000)                  (46,000)             (48,000)          (31,000)

Net Loss available to Limited Partners                     (33,000)                  (46,000)             (47,000)          (30,000)

Net Loss per Partnership Unit                                   (5)                       (7)                  (7)               (4)

                    2005
                    ----
Income                                             $         4,000     $               9,000     $              -     $       3,000

Operating expenses                                         (41,000)                  (53,000)             (44,000)          (38,000)

Equity in losses of Local Limited
     Partnerships                                                -                         -                    -                 -

Interest income                                                  -                         -                    -                 -

Net loss                                                   (37,000)                  (44,000)             (44,000)          (35,000)

Net Loss available to Limited Partners                     (37,000)                  (44,000)             (44,000)          (35,000)

Net Loss per Partnership Unit                                   (5)                       (6)                  (6)               (5)

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 5 - SUBSEQUENT EVENT
-------------------------

The Partnership identified the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership, for disposition. Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Lake View Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the SEC regarding the sale of the Lake View Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007.

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

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors,  (b) Identification of Executive Officers,
      -----------------------------------------------------------------------
      (c) Identification of Certain Significant Employees, (d)
      --------------------------------------------------------
      Family Relationships, and (e) Business Experience
      -------------------------------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

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

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 76, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home

Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------     -------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 56, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 43, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 39, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

(g)   Promoters and Control Persons
      -----------------------------

      Inapplicable.

(h)   Audit Committee Financial Expert, and (i) Identification of the Audit
      ---------------------------------------------------------------------
      Committee
      ---------

      Neither the Partnership, the General Partner, nor Associates has an audit committee.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current and future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $144,900, $144,901 and $144,902, were incurred during the years ended March 31, 2007, 2006and 2005, respectively.

     The Partnership paid the General Partner or its affiliates $2,000, $0 and $6,250 of those fees during the years ended March 31, 2007, 2006 and 2005, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Preferred Return to the Limited Partners. "Preferred Return" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rate; 6% for the balance of the Partnership's term. No such fee was incurred in the three year period ending March 31, 2007.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $19,000, $21,000 and $28,000, during the years ended March 31, 2007, 2006 and 2005, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, $50 and $50 for the General Partners for the tax years ended December 31, 2006, 2005 and 2004, respectively. The General Partner is also entitled to receive a percentage of Partnership income or losses, and of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2007, 2006 and 2005.

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

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Partneship Units.

(c)  Security Ownership of Management
     --------------------------------
     Neither the General Partner,  Associates, its affiliates, nor  any   of the
     officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership principal independent registered public accounting firm for the years ended March 31:

                                                            2007                      2006
                                                     --------------------      --------------------
Audit Fees                                         $              32,500     $              24,042
Audit-related Fees                                                     -                         -
Tax Fees                                                           3,000                     3,000
All Other Fees                                                         -                         -
                                                     --------------------      --------------------
TOTAL                                              $              35,500     $              27,042
                                                     ====================      ====================

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2007 and 2006
         Statements of Operations for the years ended March 31, 2007, 2006 and 2005
         Statements of Partners' Deficit for the years ended March 31, 2007, 2006 and 2005
         Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005
         Notes to Financial Statements

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

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2007                          As of December 31, 2006
------------------------------------------------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                                Net
  Local Limited                           Local Limited  Investment Paid    Local Limited         Buildings &  Accumulated   Book
Partnership Name         Location         Partnerships       to Date         Partnerships   Land   Equipment   Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road          Slidell, Louisiana    $334,000      $334,000         $1,418,000    $87,000  $1,771,000   $1,095,000   $763,000
Associates, Limited

Am-Kent Associates,   Amite & Kentwood,      232,000       232,000          1,091,000     55,000   1,534,000      870,000    719,000
Ltd.                  Louisiana

Arizona I Limited     Showlow, Arizona       320,000       320,000          1,452,000    127,000   1,941,000      846,000  1,221,000
Partnership

Ashland Investment    Ashland, Oregon        300,000       300,000          1,349,000     90,000   1,753,000      627,000  1,216,000
Group, an
Oregon Limited
Partnership

Brantley Housing,     Brantley, Alabama      108,000       108,000            559,000     26,000     694,000      297,000    423,000
Ltd.

Brian's Village       Mannford, Oklahoma     176,000       176,000            738,000     20,000     973,000      538,000    455,000
Apartments, an
Oklahoma Limited
Partnership.

Candleridge           Perry, Iowa             93,000        93,000            570,000     49,000     830,000      443,000    437,000
Apartments
of Perry, L.P.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2007                          As of December 31, 2006
------------------------------------------------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                                Net
  Local Limited                           Local Limited  Investment Paid    Local Limited         Buildings &  Accumulated   Book
Partnership Name         Location         Partnerships       to Date         Partnerships   Land   Equipment   Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Candleridge            Runnells, Iowa         58,000          58,000           349,000    30,000      497,000    276,000     251,000
Apartments of
Runnells, L.P.

Casa Allegre           Las Vegas,            318,000         318,000         1,304,000    94,000    1,900,000    795,000   1,199,000
Limited Partnership    New Mexico

Castroville Village,   Castroville, Texas    165,000         165,000           899,000    15,000    1,136,000    347,000     804,000
Ltd.

Cherokee Square, L.P.  Rogersville,          202,000         202,000           951,000    56,000    1,173,000    645,000     584,000
                       Tennessee

Divall Midland         Port Washington,      234,000         234,000         1,126,000   102,000    1,490,000    946,000     646,000
Associates Limited     Wisconsin
Partnership II

Eclectic Housing,      Eclectic, Alabama      74,000          74,000           386,000    53,000      449,000    195,000     306,000
Ltd.

Elizabeth Square       Raceland,             356,000         356,000         1,420,000    35,000    2,028,000  1,076,000     986,000
Associates, Ltd.       Louisiana

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2007                          As of December 31, 2006
------------------------------------------------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                                Net
  Local Limited                           Local Limited  Investment Paid    Local Limited         Buildings &  Accumulated   Book
Partnership Name         Location         Partnerships       to Date         Partnerships   Land   Equipment   Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Emory Capital, L.P.   Emory, Texas           85,000          85,000            360,000     16,000   471,000     241,000      246,000

Emory Manor, L.P.     Emory, Texas          128,000         128,000            539,000     26,000   719,000     327,000      418,000

Idalou Manor, L.P.    Idalou, Texas         122,000         122,000            604,000     20,000   769,000     291,000      498,000

Jefferson Capital,    Jefferson, Texas      167,000         167,000            697,000     42,000   943,000     408,000      577,000
L.P.

Jefferson Manor, L.P. Jefferson, Texas      179,000         179,000            745,000     43,000   969,000     433,000      579,000

Lake View Limited     Beaver Dam, Wisconsin 264,000         264,000          1,209,000    125,000 1,464,000     635,000      954,000
Partnership (1)

Littlefield Manor,    Littlefield, Texas    118,000         118,000            580,000     20,000   739,000     283,000      476,000
L.P.

Perry County Housing, Uniontown, Alabama     82,000          82,000            427,000     22,000   517,000     223,000      316,000
Ltd.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2007                          As of December 31, 2006
                                       ---------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                                Net
  Local Limited                           Local Limited  Investment Paid    Local Limited         Buildings &  Accumulated   Book
Partnership Name         Location         Partnerships       to Date         Partnerships   Land   Equipment   Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Pine Hill Housing, Ltd.   Pine Hill, Alabama     105,000      105,000        538,000      32,000     662,000     280,000     414,000

Rociada Partners Ltd.     Hereford, Texas        154,000      154,000        710,000      27,000     894,000     373,000     548,000

Wadley Housing, Ltd.      Wadley, Alabama         76,000       76,000        428,000      53,000     486,000     224,000     315,000

Whitewater Woods Limited  Whitewater, Wisconsin  301,000      301,000      1,264,000      89,000   1,606,000     692,000   1,003,000
Partnership

Willcox Investment        Willcox, Arizona       245,000      245,000      1,031,000      45,000   1,293,000     474,000     864,000
Group, an                                  -------------   ----------    -----------   ---------  ----------  ----------  ----------
Arizona Limited
Partnership
                                           $   4,996,000  $ 4,996,000   $ 22,746,000 $ 1,399,000 $29,701,000 $13,880,000 $17,220,000
                                           =============   ==========   ============   ========== =========== =========== ==========

(1) Identified on July 13, 2007 for disposition.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                                             -----------------------------------------------------------------------
                                                                              For the year ended December 31, 2006
                                                             -----------------------------------------------------------------------
                                                                                                                           Estimated
                                                                                                 Year Investment            Useful
 Local Limited Partnership Name                              Rental Income      Net Income\(Loss)   Acquired    Status  Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited                                $201,000             $(96,000)         1990      Completed    27.5

Am-Kent Associates, Ltd.                                         174,000              (31,000)         1991      Completed    27.5

Arizona I Limited Partnership                                    213,000              (32,000)         1990      Completed      35

Ashland Investment Group, an Oregon Limited Partnership          204,000              (38,000)         1990      Completed      50

Brantley Housing, Ltd.                                            73,000              (10,000)         1992      Completed      40

Brian's Village Apartments, an Oklahoma Limited Partnership      128,000                6,000          1990      Completed      30

Candleridge Apartments of Perry, L.P.                            128,000               (4,000)         1992      Completed    27.5

Candleridge Apartments of Runnells, L.P.                         103,000               20,000          1992      Completed    27.5

Casa Allegre Limited Partnership                                 202,000              (17,000)         1990      Completed      40

Castroville Village, Ltd.                                        200,000                    -          1991      Completed      50

Cherokee Square, L.P.                                            110,000              (17,000)         1990      Completed      50

Divall Midland Associates Limited Partnership II                 157,000              (19,000)         1990      Completed    27.5

Eclectic Housing, Ltd.                                            64,000                3,000          1992      Completed      40

Elizabeth Square Associates, Ltd.                                196,000             (101,000)         1994      Completed    27.5

Emory Capital, L.P.                                               64,000               (2,000)         1990      Completed    27.5

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                                             ----------------------------------------------------------------------
                                                                           For the year ended December 31, 2006
                                                             -----------------------------------------------------------------------
                                                                                                                           Estimated
                                                                                                  Year Investment            Useful
 Local Limited Partnership Name                              Rental Income      Net Income\(Loss)    Acquired    Status Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                                                92,000              (1,000)          1990       Completed        30

Idalou Manor, L.P.                                               95,000             (10,000)          1992       Completed        40

Jefferson Capital, L.P.                                         108,000              (2,000)          1990       Completed        50

Jefferson Manor, L.P.                                           108,000              (7,000)          1990       Completed        50

Lake View Limited Partnership (1)                               165,000             (35,000)          1991       Completed        35

Littlefield Manor, L.P.                                          94,000             (20,000)          1991       Completed        40

Perry County Housing, Ltd.                                       67,000              (4,000)          1992       Completed        40

Pine Hill Housing, Ltd.                                          86,000             (12,000)          1992       Completed        40

Rociada Partners Ltd.                                           159,000              (9,000)          1990       Completed        40

Wadley Housing, Ltd.                                             63,000               1,000           1992       Completed        40

Whitewater Woods Limited Partnership                            181,000             (30,000)          1991       Completed        35

Willcox Investment Group, an Arizona Limited Partnership        158,000             (43,000)          1990       Completed        50
                                                       -----------------        ------------
                                                      $       3,593,000       $    (510,000)
                                                       =================      ==============

(1) Identified on July 13, 2007 for disposition.

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

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                      ---------------------------------   ----------------------------------------------------------
                                             As of March 31, 2006                             As of December 31, 2005
                                      ---------------------------------   ----------------------------------------------------------
                                        Total Investment in   Amount of    Mortgage Balances
                                            Local Limited   Investment Paid  of Local Limited      Buildings &  Accumulated Net Book
Partnership Name              Location       Partnerships       to Date        Partnerships   Land   Equipment  Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Emory Capital, L.P.        Emory, Texas           85,000         85,000          362,000     16,000   471,000     231,000    256,000

Emory Manor, L.P.          Emory, Texas          128,000        128,000          541,000     26,000   719,000     315,000    430,000

Idalou Manor, L.P.         Idalou, Texas         122,000        122,000          606,000     20,000   758,000     272,000    506,000

Jefferson Capital, L.P.    Jefferson, Texas      167,000        167,000          700,000     42,000   944,000     393,000    593,000

Jefferson Manor, L.P.      Jefferson, Texas      179,000        179,000          748,000     43,000   969,000     417,000    595,000

Lakeview Limited
Partnership (1)            Beaver Dam, Wisconsin 264,000        264,000        1,214,000    125,000 1,464,000     598,000    991,000

Littlefield Manor, L.P.    Littlefield, Texas    118,000        118,000          582,000     20,000   739,000     265,000    494,000

Perry County Housing, Ltd. Uniontown, Alabama     82,000         82,000          429,000     22,000   517,000     209,000    330,000

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

(1) Identified on July 13, 2007 for disposition.

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

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                             ---------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2005
                                             ---------------------------------------------------------------------------------------
                                                                                         Year Investment            Estimated Useful
  Partnership Name                         Rental Income      Net Income\(Loss)             Acquired      Status      Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                                 90,000               (12,000)                1990       Completed               30

Idalou Manor, L.P.                                97,000               (14,000)                1992       Completed               40

Jefferson Capital, L.P.                          102,000               (16,000)                1990       Completed               50

Jefferson Manor, L.P.                            106,000               (12,000)                1990       Completed               50

Lakeview Limited Partnership (1)                 169,000               (38,000)                1991       Completed               35

Littlefield Manor, L.P.                           91,000               (15,000)                1991       Completed               40

Perry County Housing, Ltd.                        66,000               (14,000)                1992       Completed               40

Pine Hill Housing, Ltd.                           69,000               (17,000)                1992       Completed               40

Rociada Partners, Ltd.                           157,000               (19,000)                1990       Completed               40

Wadley Housing, Ltd.                              59,000               (14,000)                1992       Completed               40

Whitewater Woods Limited Partnership             185,000               (15,000)                1991       Completed               35

Willcox Investment Group, an Arizona             155,000               (16,000)                1990       Completed               50
Limited Partnership                       ---------------    -------------------
                                        $      3,470,000   $          (529,000)
                                          ===============    ===================

(1) Identified on July 13, 2007 for disposition.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2005                          As of December 31, 2004
------------------------------------------------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                            Net
  Local Limited                           Local Limited  Investment Paid    Local Limited    Buildings &   Accumulated   Book
Partnership Name         Location         Partnerships       to Date         Partnerships      Equipment   Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Airport Road          Slidell, Louisiana    $ 334,000       $ 334,000        $ 1,429,000       $1,858,000  $966,000     $893,000
Associates,
Limited

Am-Kent               Amite & Kentwood,       232,000         232,000          1,100,000        1,588,000   759,000      829,000
Associates, Ltd.      Louisiana

Arizona I             Showlow, Arizona        320,000         320,000          1,463,000        1,985,000   734,000    1,251,000
Limited
Partnership

Ashland Investment    Ashland, Oregon         300,000         300,000          1,360,000        1,843,000   555,000    1,288,000
Group, an  Oregon
Limited Partnership

Brantley Housing,     Brantley, Alabama       108,000         108,000            564,000          720,000   259,000      461,000
Ltd.

Brian's Village       Mannford, Oklahoma      176,000         176,000            744,000          993,000   475,000      518,000
Apartments, an
Oklahoma Limited
Partnership

Candleridge           Perry, Iowa              93,000          93,000            578,000          836,000   380,000      457,000
Apartments of
Perry, L.P.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2005                          As of December 31, 2004
------------------------------------------------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                                  Net
  Local Limited                           Local Limited  Investment Paid    Local Limited    Buildings &   Accumulated         Book
Partnership Name         Location         Partnerships       to Date         Partnerships      Equipment   Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Candleridge
Apartments of         Runnells, Iowa             58,000       58,000            358,000      525,000          237,000        288,000
Runnells, L.P.

Casa Allegre          Las Vegas, New Mexico      318,000      318,000         1,333,000    1,954,000          684,000      1,270,000
Limited
Partnership

Castroville           Castroville, Texas         165,000      165,000           917,000    1,151,000          301,000        850,000
Village, Ltd.

Cherokee Square,      Rogersville, Tennessee     202,000      202,000           959,000    1,229,000          581,000        648,000
L.P.

Associates Limited    Port Washington, Wisconsin 234,000      234,000         1,136,000    1,577,000          842,000        735,000
Partnership II

Eclectic Housing,     Eclectic, Alabama           74,000       74,000           395,000      502,000          174,000        328,000
Ltd.

Elizabeth Square      Raceland, Louisiana        356,000      356,000         1,437,000    2,063,000          929,000      1,134,000
Associates, Ltd.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2005                          As of December 31, 2004
------------------------------------------------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                                  Net
  Local Limited                           Local Limited  Investment Paid    Local Limited    Buildings &   Accumulated         Book
Partnership Name         Location         Partnerships       to Date         Partnerships      Equipment   Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Emory Capital, L.P.       Emory, Texas        85,000         85,000         363,000          487,000        221,000          266,000

Emory Manor, L.P.         Emory, Texas       128,000        128,000         543,000          746,000        302,000          443,000

Idalou Manor, L.P.        Idalou, Texas      122,000        122,000         609,000          777,000        252,000          526,000

Jefferson Capital, L.P.   Jefferson, Texas   167,000        167,000         703,000          963,000        377,000          585,000

Jefferson Manor, L.P.     Jefferson, Texas   179,000        179,000         751,000        1,008,000        401,000          607,000

Lake View Limited         Beaver Dam,        264,000        264,000       1,219,000        1,589,000        560,000        1,029,000
Partnership (1)           Wisconsin

Littlefield Manor,        Littlefield,       118,000        118,000         584,000          749,000        246,000          503,000
L.P.                      Texas

Perry County Housing,     Uniontown,          82,000         82,000         431,000          539,000        193,000          345,000
L.P.                      Alabama

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                       ---------------------------------    --------------------------------------------------------
                                             As of March 31, 2005                          As of December 31, 2004
------------------------------------------------------------------------    --------------------------------------------------------
                                      Total Investment in   Amount of    Mortgage Balances of                                  Net
  Local Limited                           Local Limited  Investment Paid    Local Limited    Buildings &   Accumulated         Book
Partnership Name         Location         Partnerships       to Date         Partnerships      Equipment   Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Pine Hill Housing, Ltd.      Pine Hill, Alabama    105,000    105,000          546,000         688,000     245,000           443,000

Rociada Partners Ltd.        Hereford, Texas       154,000    154,000          921,000         717,000     329,000           592,000

Wadley Housing, Ltd.         Wadley, Alabama        76,000     76,000          539,000         432,000     195,000           344,000

Whitewater Woods Limited     Whitewater,           301,000    301,000        1,302,000       1,695,000     610,000         1,085,000
Partnership                  Wisconsin

Willcox Investment Group, an
Arizona Limited Partnership  Willcox, Arizona      245,000    245,000        1,040,000       1,338,000     422,000           916,000
                                               ------------ ---------      ------------   -----------   -----------   --------------
                                                $4,996,000 $4,996,000      $23,013,000     $30,863,000 $12,229,000       $18,634,000
                                               ============ =========     ============    ============ ============   ==============

(1) Identified on July 13, 2007 for disposition.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                           -----------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2004
                                           -----------------------------------------------------------------------------------------
                                                                                        Year Investment             Estimated Useful
  Local Limited Partnership Name           Rental Income            Net Income\(Loss)       Acquired        Status      Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Airport Road Associates, Limited           $  198,000                 $  (84,000)            1990           Completed           27.5

Am-Kent Associates, Ltd.                      172,000                    (48,000)            1991           Completed           27.5

Arizona I Limited Partnership                 164,000                    (55,000)            1990           Completed             35

Ashland Investment Group, an                  184,000                    (43,000)            1990           Completed             50
Oregon Limited Partnership

Brantley Housing, Ltd.                         75,000                    (14,000)            1992           Completed             40

Brian's Village Apartments,                   107,000                    (34,000)            1990           Completed             30
an Oklahoma Limited Partnership

Candleridge Apartments of Perry, L.P.         128,000                    (13,000)            1992           Completed           27.5

Candleridge Apartments of Runnells, L.P.       96,000                    (11,000)            1992           Completed           27.5

Casa Allegre Limited Partnership              196,000                     (9,000)            1990           Completed             40

Castroville Village, Ltd.                     179,000                    (11,000)            1991           Completed             50

Cherokee Square, L.P.                          97,000                    (31,000)            1990           Completed             50

Divall Midland Associates Limited             145,000                    (51,000)            1990           Completed           27.5
Partnership II

Eclectic Housing, Ltd.                         60,000                      6,000             1992           Completed             40

Elizabeth Square Associates, Ltd.             184,000                    (62,000)            1994           Completed           27.5

Emory Capital, L.P.                            59,000                     (6,000)            1990           Completed           27.5

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                           -----------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2004
                                           -----------------------------------------------------------------------------------------
                                                                                        Year Investment             Estimated Useful
  Local Limited Partnership Name           Rental Income            Net Income\(Loss)       Acquired        Status      Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Emory Manor, L.P.                             87,000                      (15,000)           1990           Completed             30

Idalou Manor, L.P.                            97,000                       (2,000)           1992           Completed             40

Jefferson Capital, L.P.                      106,000                       (2,000)           1990           Completed             50

Jefferson Manor, L.P.                        105,000                        1,000            1990           Completed             50

Lake View Limited Partnership (1)            165,000                      (10,000)           1991           Completed             35

Littlefield Manor, L.P.                       91,000                       (2,000)           1991           Completed             40

Perry County Housing, Ltd.                    60,000                       (8,000)           1992           Completed             40

Pine Hill Housing, Ltd.                       73,000                      (29,000)           1992           Completed             40

Rociada Partners Ltd.                        158,000                      (20,000)           1990           Completed             40

Wadley Housing, Ltd.                          55,000                       (9,000)           1992           Completed             40

Whitewater Woods Limited                     187,000                      (43,000)           1991           Completed             35
Partnership

Willcox Investment Group,                    154,000                      (11,000)           1990           Completed             50
                                          ----------                    ----------
an Arizona Limited Partnership            $3,382,000                    $(616,000)

(1) Identified on July 13, 2007 for disposition.

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

Date: August 17, 2007

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

Date: August 17, 2007




By:     /s/ Thomas J. Riha
        ------------------
        Thomas J. Riha,
        Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (chief financial officer and principal accounting officer)

Date:  August 17, 2007




By:    /s/ Wilfred N. Cooper, Sr.
       --------------------------
       Wilfred N. Cooper, Sr.,
       Chairman of the Board of WNC & Associates, Inc.

Date:   August 17, 2007




By:     /s/ Kay Cooper
        --------------
        Kay Cooper,
        Director of WNC & Associates, Inc.

Date:   August 17, 2007