Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2007-11-14
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------  ------------

                         Commission file number: 0-20057

                      WNC HOUSING TAX CREDIT FUND II, L.P.

                 California                          33-0391979
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ----                 ----                     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  X
   ----  -----

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2007


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                           As of June 30, 2007 and March 31, 2007 .............3

                  Statements of Operations
                           For the Three Months Ended June 30, 2007 and 2006...4

                  Statement of Partners' Deficit
                           For the Three Months Ended June 30, 2007............5

                  Statements of Cash Flows
                           For the Three Months Ended June 30, 2007 and 2006...6

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

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...16

         Item 4. Procedures and Controls......................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.16

         Item 3.  Defaults Upon Senior Securities.............................16

         Item 4.  Submission of Matters to a Vote of Security Holders.........16

         Item 5.  Other Information...........................................16

         Item 6.  Exhibits....................................................16

         Signatures ..........................................................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                  (unaudited)

                                                                                       June 30, 2007                March 31, 2007
                                                                                 -----------------------          ------------------
ASSETS
Cash and cash equivalents                                                        $                      75,905   $           75,484
Investments in Local Limited Partnerships, net (Note 2)                                                      -                    -
                                                                                  ----------------------------    ------------------
          Total Assets                                                           $                      75,905   $           75,484
                                                                                  ============================    ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                       $                   2,256,701   $        2,221,528
   Accounts payable                                                                                      1,575                1,575
                                                                                  ----------------------------    ------------------
Total liabilities                                                                                    2,258,276            2,223,103

Partners' deficit:
   General Partner                                                                                     (81,367)             (81,019)
   Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership
   Units issued and outstanding)                                                                    (2,101,004)          (2,066,600)
                                                                                  ----------------------------    ------------------
Total partners' deficit                                                                             (2,182,371)          (2,147,619)
                                                                                  ----------------------------    ------------------
          Total Liabilities and Partners' Deficit                                $                      75,905    $          75,484
                                                                                  ============================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                                 2007                             2006
                                                      --------------------------      -----------------------------
                                                                Three                             Three
                                                                Months                            Months
                                                      --------------------------      -----------------------------
Distribution income                                 $                     2,350      $                       3,375
                                                      --------------------------      -----------------------------
      Total operating income                                              2,350                              3,375
                                                      --------------------------      -----------------------------
Operating expenses:
   Asset management fees (Note 3)                                        36,225                             36,225
   Legal and accounting                                                       -                                234
   Other                                                                    948                                845
                                                      --------------------------      -----------------------------
      Total operating expenses                                           37,173                             37,304
                                                      --------------------------      -----------------------------
Loss from operations                                                    (34,823)                           (33,929)

Equity in losses of Local
 Limited Partnerships (Note 2)                                                -                                  -
                                                      --------------------------      -----------------------------
Interest income                                     $                        71      $                          97
                                                      --------------------------      -----------------------------
Net loss                                            $                   (34,752)     $                     (33,832)
                                                      ==========================      =============================
Net loss allocated to:
   General Partner                                  $                      (348)     $                        (338)
                                                      ==========================      =============================
   Limited Partners                                 $                   (34,404)     $                     (33,494)
                                                      ==========================      =============================
Net loss per Partnership Unit                       $                        (5)     $                          (5)
                                                      ==========================      =============================
Outstanding weighted
  Partnership Units                                                       7,000                              7,000
                                                      ==========================      =============================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2007
                                  (unaudited)

                                                                                 General               Limited
                                                                                 Partner               Partners           Total
                                                                           ------------------      ----------------   --------------
Partners' deficit at  March 31,  2007                                    $          (81,019)   $        (2,066,600)   $  (2,147,619)

Net loss                                                                               (348)               (34,404)         (34,752)
                                                                           ------------------      ----------------   --------------
Partners' deficit at June 30, 2007                                       $          (81,367)   $        (2,101,004)   $  (2,182,371)
                                                                           ==================      ================   ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                                                                2007                     2006
                                                                                       ---------------------      ------------------
Cash flows from operating activities:
     Net loss                                                                          $            (34,752)     $          (33,832)
     Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                                             35,173                  37,304
                                                                                       ---------------------      ------------------
Net cash provided by operating activities                                                               421                   3,472
                                                                                       ---------------------      ------------------
Net increase in cash and cash equivalents                                                               421                   3,472

Cash and cash equivalents, beginning of period                                                       75,484                  83,339
                                                                                       ---------------------      ------------------
Cash and cash equivalents, end of period                                               $             75,905      $           86,811
                                                                                       =====================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Taxes Paid                                                                         $                  -      $                -
                                                                                       =====================      ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 95% to the Limited Partners (in proportion to their respective investments) and 5% to the General Partner.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008.

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

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit Housing Complexes is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership, Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. All of the Local Limited Partnerships

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

have completed the 15-year compliance period as of June 30, 2007. As of June 30, 2007, no Housing Complexes had been selected for disposition. While liquidation of the Housing complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2007.

Subsequent to June 30, 2007 the Partnership identified the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership,
("Lake View") for disposition. Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon a transfer of the Lake View Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the SEC regarding the sale of the Lake View Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. Additional definitive proxy material was sent to the Limited Partners on August 7, 2007, as a reminder to return their proxies as quickly as possible.

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

"Equity in losses of Local Limited Partnerships" for each period ended June 30, 2007 and 2006 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 27 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective local general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2007 and 2006, from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                                                                                          2007                         2006
                                                                                          ----                         ----
Revenues                                                                       $                920,000      $              895,000
                                                                                -------------------------      ---------------------
Expenses:
  Interest expense                                                                              154,000                     156,000
  Depreciation and amortization                                                                 205,000                     206,000
  Operating expenses                                                                            688,000                     665,000
                                                                                -------------------------       --------------------
     Total expenses                                                                           1,047,000                   1,027,000
                                                                                -------------------------       --------------------
Net loss                                                                       $               (127,000)     $             (132,000)
                                                                                =========================       ====================
Net loss allocable to the Partnership                                          $               (126,000)     $             (131,000)
                                                                                =========================       ====================
Net loss recorded by the Partnership                                           $                      -      $                    -
                                                                                =========================       ====================

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $36,225 were incurred during each of the three months ended June 30, 2007 and 2006. The partnership paid $2,000 and $0 to the General Partner or its affiliates for those fees during each of the three months ended June 30, 2007 and 2006, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the Limited Partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred during each of the three months ending June 20, 2007 and 2006.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2007 and 2006, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consisted of the following at:

                                                                                     June 30, 2007                 March 31, 2007
                                                                               ------------------------         --------------------
   Expenses paid by the General Partners and/or an affiliate
     on behalf of the Partnership                                              $                 39,269         $             38,321
   Accrued asset management fees                                                              2,217,432                    2,183,207
                                                                               ------------------------         --------------------
                                                                               $              2,256,701         $          2,221,528
                                                                               ========================         ====================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                  For the Quarterly Period Ended June 30, 2007
                                   (unaudited)

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to June 30, 2007 the Partnership identified the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership,
("Lake View") for disposition. Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon a transfer of the Lake View Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the SEC regarding the sale of the Lake View Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. Additional definitive proxy material was sent to the Limited Partners on August 7, 2007, as a reminder to return their proxies as quickly as possible.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted of $76,000 in cash. Liabilities at June 30, 2007 consisted of $1,000 of accounts payable and $2,258,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(35,000), reflecting an increase of $(1,000) in the net loss for the three months ended June 30, 2006 of $(34,000). The increase is due to a decrease of $(1,000) in distribution income.

Liquidity and Capital Resources

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Net cash increased during the three months ended June 30, 2007 was $1,000, compared to net cash provided in the three months ended June 30, 2006 of $4,000. The change is primarily due to the $2,000 decrease in changes in accrued fees and expenses due to General Partner and/ or its affiliates and a decrease of $1,000 in distribution income.

During the three months ended June 30, 2007, accrued payables, which consisted primarily of asset management fees due to the General Partner, increased by $35,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 14, 2007





By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2007