Form 10-Q
period 2007-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2008-02-01
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from             to
                                           -------------  -------------

                         Commission file number: 0-20057

                      WNC HOUSING TAX CREDIT FUND II, L.P.

                California                        33-0391979
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

Yes           No      X
   -----------  ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No     X
   -----------  ------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ----                 ----                      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No   X
   -----  ------

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheets
                     As of September 30, 2007 and March 31, 2007 ..............3

              Statements of Operations
                    For the Three Months and Six Months Ended September 30, 2007
                      and 2006.................................................4

              Statement of Partners' Deficit
                    For the Six Months Ended September 30, 2007................5

              Statements of Cash Flows
                    For the Six Months Ended September 30, 2007 and 2006.......6

              Notes to Financial Statements ...................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...16

         Item 4. Controls and Procedures......................................16

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

         Item 6.  Exhibits....................................................17

         Signatures ..........................................................18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                          September 30, 2007       March 31, 2007
                                                                                        ---------------------   --------------------
ASSETS
Cash and cash equivalents                                                             $              277,313    $            75,484
Investments in Local Limited Partnerships, net (Note 2)                                                    -                      -
                                                                                        ---------------------   --------------------
       Total Assets                                                                   $              277,313    $            75,484
                                                                                        =====================   ====================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                             $            2,153,941    $         2,221,528
Accounts payable                                                                                           -                  1,575
                                                                                        ---------------------   --------------------
         Total Liabilities                                                                         2,153,941              2,223,103
Partners' deficit:
   General Partner                                                                                   (78,309)               (81,019)
   Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership
   Units issued and outstanding)                                                                  (1,798,319)            (2,066,600)
                                                                                        ---------------------   --------------------
                Total Partners' Deficit                                                           (1,876,628)            (2,147,619)
                                                                                        ---------------------   --------------------
                      Total Liabilities and Partners' Deficit                   $                    277,313    $            75,484
                                                                                        =====================   ====================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                2007                                        2006
                                             -------------------------------------------   -----------------------------------------
                                                       Three                 Six                  Three                  Six
                                                       Months               Months                Months               Months
                                             ----------------------  -------------------   ------------------  ---------------------
Distribution income                          $              6,462   $             8,812   $            3,850   $              7,225
                                             ----------------------  -------------------   ------------------  ---------------------
Operating expenses:
  Asset management fees (Note 3)                           36,225                72,450               36,225                 72,450
  Legal and accounting                                      4,257                 4,257               33,875                 34,109
  Other                                                     2,186                 3,134                1,277                  2,122
                                             ----------------------  -------------------   ------------------  ---------------------
     Total operating expenses                              42,668                79,841               71,377                108,681
                                             ----------------------  -------------------   ------------------  ---------------------
Loss from operations                                      (36,206)              (71,029)             (67,527)              (101,456)

Interest income                                                44                   115                   83                    180
                                             ----------------------  -------------------   ------------------  ---------------------
Gain on sale of Local Limited
  Partnership (Note 2)                                    341,905               341,905                    -                      -

Net income (loss)                            $            305,743               270,991              (67,444)              (101,276)
                                            =======================  ===================   ==================  =====================
Net income (loss) allocated to:
  General Partner                           $               3,057                 2,710                 (674)                (1,013)
                                            =======================  ===================   ==================  =====================
  Limited Partners                          $             302,686               268,281              (66,769)              (100,263)
                                            =======================  ===================   ==================  =====================
Net income (loss) per Partnership
  Unit                                      $                  44                    39                  (10)                   (14)
                                            =======================  ===================   ==================  =====================
Outstanding weighted Partnership
  Units                                                     7,000                 7,000                7,000                  7,000
                                            =======================  ===================   ==================  =====================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2007
                                   (unaudited)

                                                                            General                Limited
                                                                            Partner                Partners             Total
                                                                      -------------------    -------------------   -----------------
Partners' deficit at  March 31,  2007                                $          (81,019)    $        (2,066,600)   $     (2,147,619)

Net income                                                                        2,710                 268,281             270,991
                                                                      -------------------    -------------------    ----------------
Partners' deficit at September 30, 2007                              $          (78,309)    $        (1,798,319)   $     (1,876,628)
                                                                      ===================    ====================   ================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                                       2007                           2006
                                                                             --------------------------      -----------------------
Cash flows from operating activities:
   Net income (loss)                                                         $                 270,991      $              (101,276)
   Adjustments to reconcile net income (loss) to net
     cash (used in) operating activities:
       Change in accrued fees and expenses due to
          General Partner and affiliates                                                       (69,162)                      89,275
       Gain on sale of investment in Local Limited Partnership                                (341,905)                           -
                                                                             --------------------------      -----------------------
Net cash  (used in) operating activities                                                      (140,076)                     (12,001)
                                                                             --------------------------      -----------------------
Cash flows from investing activities:
   Proceeds from sale of investment in Local Limited Partnership                               341,905                            -
                                                                             --------------------------      -----------------------
Net cash provided by investing activities                                                      341,905                            -
                                                                             --------------------------      -----------------------
Net (decrease) increase in cash and cash equivalents                                           201,829                      (12,001)

Cash and cash equivalents, beginning of period                                                  75,484                       83,339
                                                                             --------------------------      -----------------------
Cash and cash equivalents, end of period                                     $                 277,313      $                71,338
                                                                             ==========================      =======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Taxes Paid                                                           $                       -      $
                                                                             ==========================      =======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------

WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits").

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partners in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007.

Property Disposed
-----------------

During the quarter ended September 30, 2007 the Partnership sold the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership ("Lake View"). Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Income Housing Tax Credit period has expired and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon the transfer of the Lake View Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the SEC regarding the sale of the Lake View Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. Additional definitive proxy material was sent to the Limited Partners on August 7, 2007 as a reminder to return their proxies as quickly as possible.

As of August 17, 2007, the Partnership achieved 51% approval necessary for the disposition. The disposition of Lake View Property was closed on August 29, 2007. The Housing Complex sold for $1,757,000. The General Partner of Lake View Property was paid approximately $190,000, the existing mortgage in the amount of $1,208,000 was paid, $342,000 was distributed to the Partnership and the remaining $17,000 was used to pay for title, escrow and legal expenses relating to the disposition. On August 29, 2007 the Partnership received its distribution in the amount of $342,000. The Partnership will distribute $238,000 to the Limited Partners as outlined in the proxy statement. The remaining $104,000 will remain in the Partnership to reimburse for funded reserves of $102,000 and proxy costs of $2,000. The distribution to the Limited Partners will be paid on or before December 31, 2007.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

"Equity in losses of Local Limited Partnerships" for each period ended September 30, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2007 and March 31,2007, the Partnership had no cash equivalents.

Concentration of Risk
---------------------

At September 30, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

Reclassifications
-----------------

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to be consistent with the current period presentation.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 26 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2007 and 2006, from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                                                                                                2007                    2006
                                                                                      -----------------------   --------------------
Revenues                                                                             $              1,840,000   $         1,791,000
                                                                                      -----------------------   --------------------
Expenses:
  Interest expense                                                                                    308,000               313,000
  Depreciation and amortization                                                                       410,000               413,000
  Operating expenses                                                                                1,377,000             1,330,000
                                                                                      -----------------------   --------------------
    Total expenses                                                                                  2,095,000             2,056,000
                                                                                      -----------------------   --------------------
Net loss                                                                             $               (255,000)  $          (265,000)
                                                                                      =======================   ====================
Net loss allocable to the Partnership                                                $               (252,000)  $          (262,000)
                                                                                      =======================   ====================
Net loss recorded by the Partnership                                                 $                      -   $                 -
                                                                                      =======================   ====================

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $72,450 during each of the six months ended September 30, 2007 and 2006, respectively. The partnership paid $106,114 and $0 to the General Partner or its affiliates for those fees during the six months ended September 30, 2007 and 2006, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a 6% preferred return (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $41,363 and $19,406 during the six months ended September 30, 2007 and 2006, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consisted of the following at:

                                                                            September 30, 2007                March 31, 2007
                                                                      ----------------------------   -------------------------------
   Reimbursement for expenses paid by the General
     Partners and/or an affiliate                                     $                    4,398     $                       38,321
   Accrued asset management fees                                                       2,149,543                          2,183,207
                                                                      ----------------------------   -------------------------------
                                                                      $                2,153,941     $                    2,221,528
                                                                      ============================   ==============================

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2007 and 2006, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2007 consisted of $277,000 in cash. Liabilities at September 30, 2007 consisted of $2,154,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006. Partnership's net income for the three months ended September 30, 2007 was $306,000, reflecting an increase of $373,000 from the net loss for the three months ended September 30, 2006 of $(67,000). The increase is due to a $342,000 gain on sale of Local Limited Partnership, a $30,000 decrease in legal and accounting expense, a $3,000 increase in distribution income, offset by a $(1,000) increase in other operating expense.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. The Partnership's net income for the six months ended September 30, 2007 was $271,000 reflecting an increase of $372,000 from the net loss for the six months ended September 30, 2006 of $(101,000). The increase is due to a $342,000 gain on sale of Local Limited Partnership, a $30,000 decrease in legal and accounting expense, a $2,000 increase in distribution income, offset by a $(1,000) increase in other expenses.

Liquidity and Capital

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. Net cash provided during the six months ended September 30, 2007 was $202,000, compared to the net cash decrease in the six months ended September 30, 2006 of $(12,000). The change is primarily due to the $(158,000) decrease in changes in accrued fees and expenses due to General Partner and/ or its affiliates before the gain on sale of Local Limited Partnership. There was a $342,000 increase in cash provided by investing activities due to the proceeds from the sale of one Local Limited Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the six months ended September 30, 2007, accrued payables, which consisted primarily of asset management fees due to the General Partner, decreased by $70,000, compared to an $(89,000) increase during the six months ended September 30, 2006. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's
          internal   control  over  financial   reporting.

Part  II. Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: January 28, 2008





By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 28, 2008