Form 10-Q
period 2007-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2008-03-25
CIK 860331

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Yes        No  X
   -----    ------
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2007

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

           Balance Sheets
                        As of December 31, 2007 and March 31, 2007 ............3

           Statements of Operations
                        For the Three Months and Nine Months Ended December 31,
                        2007 and 2006..........................................4

           Statement of Partners' Deficit
                        For the Nine Months Ended December 31, 2007............5

           Statements of Cash Flows
                        For the Nine Months Ended December 31, 2007 and 2006...6

           Notes to Financial Statements ......................................7

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......16

     Item 4. Controls and Procedures..........................................16

     Item 4T.  Controls and Procedures     ...................................16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5.  Other Information...............................................16

     Item 6. Exhibits ........................................................17

     Signatures ..............................................................18

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                     December 31, 2007             March 31, 2007
                                                                   ----------------------       ----------------------
ASSETS

Cash                                                               $            34,830          $          75,484
Investments in Local Limited Partnerships, net (Note 2)                              -                          -
                                                                   ----------------------       ----------------------

                Total Assets                                       $            34,830          $          75,484
                                                                   ======================       ======================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                         $         2,185,122          $       2,221,528
Accounts payable                                                                     -                      1,575
                                                                   ----------------------       ----------------------
                Total Liabilities                                            2,185,122                  2,223,103

Partners' deficit:
   General Partner                                                             (78,663)                   (81,019)
   Limited Partners (12,000 Partnership Units authorized;
   7,000 Partnership Units issued and outstanding)                          (2,071,629)                (2,066,600)
                                                                   ----------------------       ----------------------

                Total Partners' Deficit                                     (2,150,292)                (2,147,619)
                                                                   ----------------------       ----------------------


       Total Liabilities and Partners' Deficit                     $            34,830          $          75,484
                                                                   ======================       ======================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                                                           2007                                        2006
                                         -----------------------------------------    ----------------------------------------
                                               Three                  Nine                  Three                 Nine
                                               Months                 Months                Months                Months
                                         ------------------    -------------------    ------------------    ------------------
Distribution income                      $          1,000      $           9,812      $              -      $          7,225
                                         ------------------    -------------------    ------------------    ------------------
Operating expenses:
   Asset management fees (Note 3)                  33,691                106,141                36,225               108,675
   Legal and accounting                             2,486                  6,743                   108                34,217
   Taxes                                           22,000                 22,000                     -                     -
   Other                                              228                  3,362                   726                 2,848
                                         ------------------    -------------------    ------------------    ------------------

      Total operating expenses                     58,405                138,246                37,059               145,740
                                         ------------------    -------------------    ------------------    ------------------

Loss from operations                              (57,405)              (128,434)              (37,059)             (138,515)

Interest income                                         6                    121                    83                   263

Gain on sale of Local Limited
    Partnership (Note 2)                           22,000                363,905                     -                     -
                                         ------------------    -------------------    ------------------    ------------------

Net income (loss)                        $        (35,399)               235,592               (36,976)             (138,252)
                                         ==================    ===================    ==================    ==================

Net income (loss) allocated to:
   General Partner                       $           (354)                 2,356                  (370)               (1,383)
                                         ==================    ===================    ==================    ==================

   Limited Partners                      $        (35,045)               233,236               (36,606)             (136,869)
                                         ==================    ===================    ==================    ==================

Net income (loss) per Partnership
   Unit                                  $             (5)                    33                    (5)                  (20)
                                         ==================    ===================    ==================    ==================

Outstanding weighted Partnership
   Units                                            7,000                  7,000                 7,000                 7,000
                                         ==================    ===================    ==================    ==================

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2007
                                   (unaudited)

                                                              General               Limited
                                                              Partner               Partners              Total
                                                         -------------------     ----------------     --------------
Partners' deficit at  March 31,  2007                    $         (81,019)      $   (2,066,600)      $  (2,147,619)

Distributions t Limited Partners                                         -             (238,265)           (238,265)

Net income                                                           2,356              233,236             235,592
                                                         -------------------     ----------------     --------------

Partners' deficit at December 31, 2007                   $         (78,663)      $   (2,071,629)      $  (2,150,292)
                                                         ===================     ================     ==============

                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                                                                                   2007                   2006
                                                                          --------------------    ------------------
Cash flows from operating activities:
     Net income (loss)                                                  $            235,592    $         (138,252)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Change in accrued fees and expenses due to
          General Partner and affiliates                                             (37,981)              124,334
       Gain on sale of investment in Local Limited Partnership                      (341,905)                    -
                                                                          --------------------    ------------------
Net cash used in operating activities                                               (166,294)              (13,918)
                                                                          --------------------    ------------------

Cash flows from investing activities:
       Proceeds from sale of investment in Local Limited
         Partnership                                                                 341,905                     -
                                                                          --------------------    ------------------
Net cash provided by investing activities                                            341,905                     -
                                                                          --------------------    ------------------

Cash flows from financing activities:
     Distributions to Limited Partners                                              (238,265)                    -
                                                                          --------------------    ------------------
Net cash used in financing activities                                               (238,265)                    -
                                                                          --------------------    ------------------

Net decrease in cash                                                                 (40,654)              (13,918)

Cash, beginning of period                                                             75,484                83,339
                                                                          --------------------    ------------------
Cash, end of period                                                     $             34,830    $           69,421
                                                                          ====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Taxes Paid                                                         $                  -    $                -
                                                                          ====================    ==================
SIGNIFICANT NONCASH OPERATING AND INVESTING
     ACTIVITIES
     Taxes paid to the state of Wisconsin as a result of
         the disposition of one Housing Complex made directly
         by the closing agent of the transaction                        $             22,000    $                -
                                                                          ====================    ==================





                 See accompanying notes to financial statements

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------

WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

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

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit Housing Complexes is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007, all of the Local LImited Partnerships had completed the 15-year compliance period.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partners in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

Housing Complex Disposed
------------------------

During the quarter ended September 30, 2007 the Partnership sold the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership ("Lake View"). Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon the transfer of the Lake View Property.

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

As of August 17, 2007, the Partnership achieved 51% approval necessary for the disposition. The disposition of Lake View Property was closed on August 29, 2007. The Housing Complex sold for $1,757,000. The General Partner of Lake View Property was paid approximately $157,000, the existing mortgage in the amount of $1,208,000 was paid, $364,000 was distributed to the Partnership and the remaining $17,000 was used to pay for title, escrow and legal expenses relating to the disposition. An additional $10,000 was being held to pay for the final audit and tax return preparation. On August 29, 2007 the Partnership received a cash distribution in the amount of $342,000 the other $22,000 was being held with the attorney to pay the Partnership's non-resident state income tax in relation to the disposition. On December 17, 2007, the Partnership distributed $238,000 to the Limited Partners as outlined in the proxy. The remaining $104,000 was maintained in the Partnership to reimburse for funded reserves of $102,000 and proxy costs of $2,000.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

"Equity in losses of Local Limited Partnerships" for each periods ended December 31, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2007 and March 31, 2007, the Partnership had no cash equivalents.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

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

Reporting Comprehensive Income
------------------------------

The STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 130, REPORTING COMPREHENSIVE INCOME established standards for the reporting and display of comprehensive income (loss) and its componenents in full set of general-purpose financial statments. The Partnership had no itmes of other comprehensive income for all periods presented, as defined by SFAS No. 130.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of December 31, 2007, the Partnership had acquired limited partnership interests in twenty-six Local Limited Partnerships, each of which owns one
Housing Complex consisting of an aggregate of 744 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2007 and 2006, from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                  -------------------------------------------
                                                                            2007                          2006
                                                                    -------------------            -----------------
Revenues                                                          $         2,704,000            $       2,686,000
                                                                    -------------------            -----------------
Expenses:
  Interest expense                                                            450,000                      469,000
  Depreciation and amortization                                               604,000                      620,000
  Operating expenses                                                        2,025,000                    1,994,000
                                                                    -------------------            -----------------
     Total expenses                                                         3,079,000                    3,083,000
                                                                    -------------------            -----------------


Net loss                                                          $          (375,000)           $        (397,000)
                                                                    ===================            =================


Net loss allocable to the Partnership                             $          (367,000)           $        (393,000)
                                                                    ===================            =================

Net loss recorded by the Partnership                              $                 -            $               -
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $106,141 and $108,675 were incurred during each of the nine months ended December 31, 2007 and 2006, respectively. The partnership paid $106,114 and $2,000 to the General Partner or its affiliates for those fees during the nine months ended December 31, 2007 and 2006, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $46,587 and $19,406 during the nine months ended December 31, 2007 and 2006, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consisted of the following at:

                                                                   December 31, 2007               March 31, 2007
                                                                -----------------------       -----------------------
   Expenses paid by the General Partners or affiliates
       on behalf of the Partnership                             $               1,888         $              38,321
   Accrued asset management fees                                            2,183,234                     2,183,207
                                                                -----------------------       -----------------------

      Total                                                     $           2,185,122         $           2,221,528
                                                                =======================       =======================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

On March 5, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the adoption of a Plan of Liquidation. Definitive materials have not yet been filed.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

On March 5, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the adoption of a Plan of Liquidation. Definitive materials have not yet been filed.

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2007 consisted of $35,000 in cash. Liabilities at December 31, 2007 primarily consisted of $2,185,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006. The Partnership's net loss for the three months ended December 31, 2007 was $(35,000), reflecting a decrease of $2,000 from the net loss for the three months ended December 31, 2006 of $(37,000). The decrease is due to a $(22,000) gain on sale of Local Limited Partnership for the three months ended December 31, 2007 compared to no such gain on sale for the three months ended December 31, 2006. That gain on sale was offset by the $22,000 non-resident income tax expense paid to the state of Wisconsin in relation to the sale of Lake View (see "Housing Complex Disposed" above). There was also a $3,000 decrease in asset management fees, due to the sale of one Local Limited Partnership. Additionally, there was a $1,000 increase in distribution income, offset by a $(2,000) increase in legal and accounting expense. The increase in legal expense was related to the work performed for the proxy material to be prepared and reviewed.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. The Partnership's net income for the nine months ended December 31, 2007 was $236,000 reflecting an increase of $374,000 from the net loss for the nine months ended December 31, 2006 of $(138,000). The increase is due to a $364,000 gain on sale of Local Limited Partnership. The Partnership sold the Housing Complex of one Local Limited Partnership, as discussed above, which resulted in a gain on sale of asset of $364,000 during the nine months ended December 31, 2007. There was no gain on sale during the nine months ended December 31, 2006. That gain on sale was offset by the $(22,000) non-resident income tax expense paid to the state of Wisconsin in relation to the disposition. Accounting and legal expense decreased by $27,000, for the nine months ended December 31, 2007 due to the accounting fees being billed and recorded for annual

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

accounting work when the work is performed. Additionally, asset management fees for the nine months ended December 31, 2007 decreased by $3,000 and distribution income increased by $3,000. The increase in distribution income was due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Capital Resources and Liquidity

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. Net cash used during the nine months ended December 31, 2007 was $(41,000), compared to the net cash used in the nine months ended December 31, 2006 of $(14,000). The change was due to an increase of $342,000 in cash provided by investing activities which was the cash distribution received by the Partnership from the sale of one Housing Complex. The cash used in financing activities of $(238,000) represents the distribution to the Limited Partners from the sale of the one Housing Complex. The increase in cash used in operating activities of $(130,000) was due to the Partnership paying $106,000 in asset management fees for the nine months ended December 31, 2007 compared to $2,000 for the nine months ended December 31, 2006. The large increase was due to the reserves being funded as a result of the sale of the one Housing Complex during 2007. The Partnership also reimbursed the General Partners or an affiliate $47,000 for expenses incurred on behalf of the Partnership during the nine months ended December 31, 2007 compared to only $19,000 being paid during the nine months ended December 31, 2006.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 4T.  Controls and Procedures

     This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation work to be performed by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

Date: March 25, 2008




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: March 25, 2008