Form 10-K
period 2008-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2009-07-31
CIK 860331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2008

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__


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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund II, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of State California on January 19, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Financial Group, L.P., (the "General Partner"). The general partners of the General Partner are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on April 27, 1990, the Partnership commenced a public offering of 12,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on December 31, 1992, a total of 7,000 Partnership Units representing $7,000,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners".

The Partnership shall continue in full force and effect until December 31, 2045 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated September 15, 1988 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in twenty-seven Local Limited Partnerships, one of which has been sold or otherwise disposed of as of March 31, 2008 and three were sold subsequent to March 31, 2008. Each of these Local Limited

Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. All of the Local Limited Partnerships have completed the 15-year compliance period. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008. All Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2008.

Housing Complex Disposed

During the year ended March 31, 2008 the Partnership sold the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership ("Lake View"). Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon the transfer of the Lake View Property.

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

As of August 17, 2007, the Partnership achieved 51% approval necessary for the disposition. The disposition of Lake View Property was closed on August 29, 2007. The Housing Complex sold for $1,757,000. The General Partner of Lake View Property was paid approximately $157,000, the existing mortgage in the amount of $1,208,000 was paid, $364,000 was distributed to the Partnership and the remaining $17,000 was used to pay for title, escrow and legal expenses relating to the disposition. An additional $10,000 was being held to pay for the final audit and tax return preparation. On August 29, 2007 the Partnership received a cash distribution in the amount of $342,000 the other $22,000 was being held with the attorney to pay the Partnership's non-resident state income tax in relation to the disposition. On December 17, 2007, the Partnership distributed $238,000 to the Limited Partners as outlined in the proxy. The remaining $104,000 was used to pay accrued asset management fees and amounts due to the General Partner.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), Cherokee Square Ltd. ("Cherokee") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland, but the Partnership was able to negotiate $25,000 from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. Cherokee, did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than the debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The total cash received for all three dispositions was $78,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

On March 5, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the adoption of a Plan of Liquidation. Definitive materials were filed with the SEC on March 26, 2008. On May 1, 2008 additional definitive materials were filed with the SEC reminding the Limited Partners to send their votes in as the deadline was approaching. The proxy received majority votes in favor of the liquidation plan on May 12, 2008.

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

     a. Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

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

     b. Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

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

     Fluctuating economic conditions can reduce the value of real estate. The Partnership's principal business objective is providing its Limited Partners with low income housing tax credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of the beginning of the first year covered by this report, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

     c.   Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

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

If the IRS were  successful in any such  contention,  the anticipated Low Income
Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

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

     New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

     d.   Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a Housing Complex would have a greater amount available for investment than an investor investing in Housing Complexes through the Partnership.

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

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a Partnership may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

     Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

     The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $37,000, $163,000 and $158,000 for the years ended March 31, 2008, 2007 and 2006 respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $116,000 per year through the termination of the Partnership, which must occur no later than December 31, 2045. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

     Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-six Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:


                                                           --------------------------  ---------------------------------------------
                                                               As of March 31, 2008                As of December 31, 2007
                                                           --------------------------  ---------------------------------------------
                                                          Partnership's                          Estimated
                                                             Total        Amount of              Aggregate           Mortgate
                                                          Investment in   Investment             Low Income      Balances of Local
Local Limited                        General Partner      Local Limited    Paid to     Number    Housing Tax         Limited
Partnership Name      Location            Name             Partnership       Date     of Units   Credits (1)       Partnership
------------------------------------------------------------------------------------------------------------------------------------

Airport Road          Slidel,        Clifford E. Olsen,     $  334,000    $  334,000      40     $   695,000     $    1,412,000
Associates, Limited   Louisiana      Olsen Securities
                                     Corporation

Am-Kent               Amite &        Olsen Securities          232,000       232,000      32         585,000          1,086,000
Associates, Ltd.      Kentwood,      Corporation
                      Louisiana


Arizona I Limited     Showlow,       Western States            320,000       320,000      42         617,000          1,446,000
Partnership           Arizona        Housing Corporation
                                     and Joe W. Roberts
                                     Company

Ashland Investment    Ashland,       Ronald D. Bettencourt     300,000       300,000      40         666,000          1,343,000
Group, an Oregon      Oregon
Limited
Partnership (2)

Brantley              Brantley,      Thomas H. Cooksey and     108,000       108,000      19         287,000            556,000
Housing, Ltd.         Alabama        Apartment Developers,
                                     Inc.

Brian's Village       Mannford,      Robert W. Green and       176,000       176,000      28         374,000            734,000
Apartments, an        Oklahoma       Emerald Development
Oklahoma Limited                     Co., Inc.
Partnership

Candleridge           Perry,         Eric A Sheldahl            93,000        93,000      23         224,000            565,000
Apartments of         Iowa
Perry, L.P.

Candleridge           Runnels,       Eric A. Sheldahl           58,000        58,000      15         141,000            344,000
Apartments of         Iowa
Runnells, L.P.

                                                           ------------------------------- -----------------------------------------
                                                               As of March 31, 2008                As of December 31, 2007
                                                           ------------------------------- -----------------------------------------
                                                          Partnership's                          Estimated
                                                             Total        Amount of              Aggregate           Mortgage
                                                          Investment in   Investment             Low Income      Balances of Local
Local Limited                        General Partner      Local Limited    Paid to     Number    Housing Tax         Limited
Partnership Name      Location            Name             Partnership       Date     of Units   Credits (1)       Partnership
------------------------------------------------------------------------------------------------------------------------------------

Casa Allegre          Las Vegas,     Western States         $  318,000   $  318,000       42     $     635,000   $    1,288,000
Limited               New Mexico     Housing Corporation,
Partnership                          ABO Corporation and
                                     Alan D. Nofsker

Castroville           Castroville,   Doublekaye Corp and       165,000      165,000       40           426,000          889,000
Village, Ltd.         Texas          Gary L. Kersch

Cherokee Square,      Rogersville,   Douglas B. Parker and     202,000      202,000       31           418,000          946,000
L.P. (2)              Tennessee      Billy D. Cobb

Divall Midland        Port           Gary J. DiVall            234,000      234,000       32           489,000        1,120,000
Associates Limited    Washington,
Partnership II        Wisconsin

Eclectic              Eclectic,      Thomas H. Cooksey          74,000       74,000       15           216,000          382,000
Housing, Ltd          Alabama        and Apartment
                                     Developers, Inc.

Elizabeth Square      Raceland       Olsen Securities          356,000      356,000       48           748,000        1,411,000
Associates, Ltd.      Louisiana      Corp.

Emory Capital, L.P.   Emory, Texas   1600 Capital Company,      85,000       85,000       16           175,000          359,000
                                     Inc.

Emory Manor, L.P.     Emory, Texas   1600 Capital Company,     128,000      128,000       24           206,000          536,000
                                     Inc.

Idalou Manor, L.P.    Idalou, Texas  1600 Capital Company,     122,000      122,000       24           290,000          601,000
                                     Inc.

Jefferson Capital,    Jefferson      1600 Capital Company,     167,000      167,000       30           269,000          694,000
L.P.                  Texas          Inc.


                                                           ------------------------------- -----------------------------------------
                                                               As of March 31, 2008                As of December 31, 2007
                                                           ------------------------------- -----------------------------------------
                                                          Partnership's
                                                             Total        Amount of              Aggregate           Mortgage
                                                          Investment in   Investment             Low Income      Balances of Local
Local Limited                        General Partner      Local Limited    Paid to     Number    Housing Tax         Limited
Partnership Name      Location            Name             Partnership       Date     of Units   Credits (1)       Partnership
------------------------------------------------------------------------------------------------------------------------------------

Jefferson Manor,      Jefferson,     1600 Capital              179,000      179,000       32           362,000          742,000
L.P.                  Texas          Company, Inc.

Littlefield Manor,    Littlefield,   1600 Capital              118,000      118,000       24           280,000          577,000
L.P.                  Texas          Company, Inc.

Perry County          Uniontown,     Thomas H. Cooksey          82,000       82,000       15           215,000          425,000
Housing, Ltd.         Alabama        and Apartment
                                     Developers, Inc.

Pine Hill Housing,    Pine Hill,     Thomas H. Cooksey         105,000      105,000       19           267,000          533,000
Ltd.                  Alabama        and Apartment
                                     Developers, Inc.

Rociada               Hereford,      Richard Lee (Rick)        154,000      154,000       28           316,000          706,000
Partners Ltd          Texas          Brown

Wadley                Wadley,        Thomas H. Cooksey          76,000       76,000       15           213,000          426,000
Housing, Ltd.         Alabama        and Apartment
                                     Developers, Inc.

Whitewater Woods      Whitewater,    Thomas G. Larson,         301,000      301,000       40           603,000        1,258,000
Limited Partnership   Wisconsin      William H. Larson, and
                                     Raymond L. Tetzlaff

Willcox Investment    Willcox,       John P. Casper            245,000      245,000       30           490,000        1,026,000
Group, an Arizona     Arizona
Limited                                                     -----------  -----------     ---     --------------  ---------------
Partnership (2)
                                                            $ 4,732,000  $ 4,732,000     744     $  10,207,000   $    21,405,000
                                                            ===========  ===========     ===     =============   ===============

                                                                16

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

(2) Local Limited Partnership was identified for disposition and sold subsequent to March 31, 2008.


                             --------------------------------------------------------------------
                                                For the year ended December 31, 2007
                             --------------------------------------------------------------------
                                                                       Low Income Housing Tax
 Local Limited Partnership                                              Credits Allocated to
           Name                  Rental Income   Net Income (Loss)          Partnership
------------------------------------------------------------------  -----------------------------

Airport Road Associates,         $    210,000    $      (38,000)                  99%
Limited

Am-Kent Associates, Ltd.              192,000           (64,000)                  99%

Arizona I Limited Partnership         223,000           (25,000)                  99%

Ashland Investment Group, an
Oregon Limited Partnership (2)        210,000            (4,000)                  99%

Brantley Housing, Ltd.                 80,000            (7,000)                  99%

Brian's Village Apartments, an
Oklahoma Limited Partnership          137,000             2,000                   99%

Candleridge Apartments of
Perry, L.P.                           125,000           (17,000)                  99%

Candleridge Apartments of
Runnells, L.P.                        103,000             8,000                   99%

Casa Allegre Limited
Partnership                           209,000            (2,000)                  99%

Castroville Village, Ltd.             210,000           (13,000)                  99%

Cherokee Square, L.P. (2)             117,000           (10,000)                  99%

Divall Midland Associates
Limited Partnership II                152,000           (33,000)                  99%

Eclectic Housing, Ltd.                 65,000             1,000                   99%

Elizabeth Square Associates,
Ltd.                                  235,000           (83,000)                  99%

Emory Capital, L.P.                    64,000           (15,000)                  99%

Emory Manor, L.P.                      88,000            (8,000)                  99%

Idalou Manor, L.P.                     96,000            (6,000)                  99%

Jefferson Capital, L.P.               111,000           (13,000)                  99%

Jefferson Manor, L.P.                 109,000           (13,000)                  99%

Littlefield Manor, L.P.                93,000           (20,000)                  99%


                             --------------------------------------------------------------------
                                                For the year ended December 31, 2007
                             --------------------------------------------------------------------
                                                                       Low Income Housing Tax
 Local Limited Partnership                                              Credits Allocated to
           Name                  Rental Income   Net Income (Loss)          Partnership
------------------------------------------------------------------  -----------------------------

Perry County Housing, Ltd.             67,000            (2,000)                  99%

Pine Hill Housing, Ltd.                86,000            (5,000)                  99%

Rociada Partners Ltd.                 116,000           (13,000)                  99%

Wadley Housing, Ltd.                   69,000             6,000                   99%

Whitewater Woods Limited
Partnership                           189,000           (22,000)                  99%

Willcox Investment Group, an
Arizona Limited Partnership (2)       194,000            35,000                   99%
                                -------------    --------------

                                $   3,550,000    $     (361,000)
                                =============    ===============

(2) Local Limited Partnership was identified for disposition and sold subsequent to March 31, 2008

WNC Housing Tax Credit Fund II, L.P.
March 31, 2008

                                                                        Occupancy Rates
                                                         -----------------------------------------------
                                                                        As of December 31
                                                         -----------------------------------------------
Local Limited                          General Partner
Partnership Name        Location            Name                2007     2006     2005     2004     2003
--------------------------------------------------------------------------------------------------------

Airport Road            Slidell,      Clifford E. Olsen,
Associates, Limited     Louisiana     Olsen Securities
                                      Corporation                93%      98%      98%      98%      97%

Am-Kent Associates,     Amite &       Olsen Securities
Ltd.                    Kentwood,     Corporation
                        Louisiana                                97%      94%      97%     100%      97%

Arizona I Limited       Showlow,      Western States
Partnership             Arizona       Housing Corporation
                                      and Joe W. Roberts
                                      Company                    88%      93%     100%      81%      64%

Ashland Investment      Ashland,      Ronald D. Bettencourt
Group, an Oregon        Oregon
Limited Partnership                                              98%      98%     100%      98%     100%

Brantley Housing,       Brantley,     Thomas H. Cooksey and
Ltd.                    Alabama       Apartment Developers,
                                      Inc.                       84%      89%     89%       89%      79%

Brian's Village         Mannford,     Robert W. Green and
Apartments, an          Oklahoma      Emerald Development
Oklahoma Limited                      Co., Inc.
Partnership                                                      96%      93%    100%       96%      93%

Candleridge             Perry,        Eric A Sheldahl
Apartments of           Iowa
Perry, L.P.                                                      91%      87%    100%       87%     100%

Candleridge             Runnells      Eric A. Sheldahl
Apartments of           Iowa
Runnells, L.P.                                                   93%     100%    100%       100%     87%

WNC Housing Tax Credit Fund II, L.P.
March 31, 2008

                                                                        Occupancy Rates
                                                         -----------------------------------------------
                                                                        As of December 31
                                                         -----------------------------------------------
Local Limited                          General Partner
Partnership Name        Location            Name                2007     2006     2005     2004     2003
--------------------------------------------------------------------------------------------------------

Casa Allegre Limited    Las Vegas,    Western States Housing
Partnership             New Mexico    Corporation, ABO
                                      Corporation and Alan D.
                                      Nofsker                   100%      95%     100%      100%    100%

Castroville Village,    Castroville,  Doublekaye Corp and
Ltd.                    Texas         Gary L. Kersch             98%      98%      95%       98%     95%

Cherokee Square,        Rogersville,  Douglas B. Parker and
L.P.                    Tennessee     Billy D. Cobb              97%      94%      94%      100%     97%

Divall Midland          Port          Gary J. DiVall
Associates Limited      Washington,
Partnership II          Wisconsin                                97%      94%     100%      100%     88%

Eclectic                Eclectic,     Thomas H. Cooksey and
Housing, Ltd.           Alabama       Apartment Developers, Inc. 93%     100%     100%      100%    100%

Elizabeth Square       Raceland,      Olsen Securities
Associates, Ltd.       Louisiana      Corp.                      98%      98%     100%      100%     96%

Emory Capital, L.P.    Emory,         1600 Capital
                       Texas          Company, Inc.             100%     100%      88%      100%    100%

Emory Manor, L.P.      Emory,         1600 Capital
                       Texas          Company, Inc.              96%      96%     100%       96%    100%

Idalou Manor, L.P.     Idalou,        1600 Capital
                       Texas          Company, Inc.              96%      96%     100%      100%    100%

Jefferson              Jefferson,     1600 Capital
Capital, L.P.          Texas          Company, Inc.              97%      97%      93%       97%      97%

                                                 21

WNC Housing Tax Credit Fund II, L.P.
March 31, 2008

                                                                        Occupancy Rates
                                                         -----------------------------------------------
                                                                        As of December 31
                                                         -----------------------------------------------
Local Limited                          General Partner
Partnership Name        Location            Name                2007     2006     2005     2004     2003
--------------------------------------------------------------------------------------------------------

Jefferson Manor,        Jefferson,    1600 Capital
L.P.                    Texas         Company, Inc.             100%      94%      97%       97%     94%

Lake View Limited       Beaver Dam,   Tomas L Larson,
Partnership             Wisconsin     William H. Larson, and
                                      Raymond L. Tetzlaff        N/A      95%      90%       93%    100%

Littlefield Manor,      Littlefield,  1600 Capital
L.P.                    Texas         Company, Inc.              96%     100%      96%       92%     96%

Perry County            Uniontown,    Thomas H. Cooksey and
Housing, Ltd.           Alabama       Apartment Developers, Inc. 80%      80%      93%       87%     80%

Pine Hill               Pine Hill,    Thomas H. Cooksey and
Housing, Ltd.           Alabama       Apartment Developers,
                                      Inc.                      100%      89%      95%       84%     95%

Rociada Partners        Hereford,     Richard Lee (Rick)
Ltd.                    Texas         Brown                     100%      96%     100%      100%     93%

Wadley Housing,         Wadley,       Thomas H. Cooksey and
Ltd.                    Alabama       Apartment Developers, Inc. 87%      73%      60%       80%     80%

Whitewater Woods        Whitewater    Thomas G. Larson,
Limited Partnership     Wisconsin     William H. Larson, and
                                      Raymond L. Tetzlaff        98%      95%      80%       88%     95%

Willcox Investment      Willcox,      John P. Casper
Group, an Arizona       Arizona
Limited Partnership                                              90%      87%     100%       97%     93%
                                                                ----     ----     ----      ----    ----
                                                                 95%      94%      95%       94%     93%
                                                                ====     ====     ====      ====    ====

N/A - The Partnership sold its interest in the Local Limited Partnership prior to December 31, 2007

Item 3.  Legal Proceedings

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

(b) At March 31, 2008, there were 560 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2008, 2007 and 2006, the Partnership made cash distributions to the Limited Partners of $238,265, $0 and $0, which equated to $34.04, $0 and $0 per Partnership Unit, respectively.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2008.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                       For the Years Ending March 31,
                                  -----------------------------------------------------------------------------------

                                       2008             2007             2006             2005             2004
                                  ---------------   --------------   --------------   -------------   ---------------

ASSETS
Cash                              $       36,267    $      75,484    $      83,339    $     83,245    $      101,711
Investments in Local Limited
  Partnerships, net                            -                -                -               -                 -
                                  ---------------   --------------   --------------   -------------   ---------------

       Total Assets               $       36,267    $      75,484    $      83,339    $     83,245    $      101,711
                                  ===============   ==============   ==============   =============   ===============

LIABILITIES
Accrued fees and expenses due to
  General Partner and affiliates  $    2,258,941    $   2,221,528    $   2,058,634    $  1,900,629    $    1,758,534

Accounts payable                               -            1,575                -               -                 -
                                  ---------------   --------------   --------------   -------------   ---------------

Total Liabilities                      2,258,941        2,223,103        2,058,634       1,900,629         1,758,534

        PARTNERS' DEFICIT             (2,222,674)      (2,147,619)      (1,975,295)     (1,817,384)       (1,656,823)
                                  ---------------   --------------   --------------   -------------   ---------------

        Total Liabilities and
        Partners' Deficit         $       36,267    $      75,484    $      83,339    $     83,245    $      101,711
                                  ===============   ==============   ==============   =============   ===============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                For the Years Ended
                                                                      March 31
                                -------------------------------------------------------------------------------------

                                    2008              2007              2006             2005              2004
                                --------------    -------------     -------------    --------------    --------------

Loss  from operations
(Note 1)                        $    (200,820)    $   (172,661)     $  (158,312)     $    (160,844)    $   (427,206)
Equity in losses of Local
  Limited Partnerships                      -                -                -                  -          (39,221)
Gain on sale of Local
Limited Partnership                   363,905                -                -                  -                -
Interest income                           125              337              401                283              534
                                --------------    -------------     -------------    --------------    -------------
Net income (loss)               $     163,210     $   (172,324)     $  (157,911)     $    (160,561)    $   (465,893)
                                ==============    =============     ============     ==============    =============

Net income (loss)
allocated to:

   General Partners             $       1,632     $     (1,724)     $    (1,579)     $      (1,605)    $     (4,659)
                                ==============    =============     ============     ==============    =============

   Limited Partners             $     161,578     $   (170,600)     $  (156,332)     $    (158,956)    $   (461,234)
                                ==============    =============     ============     ==============    =============

Net income (loss) per
  Partnership Unit              $       23.08     $     (24.38)     $    (22.33)     $      (22.71)    $     (65.89)
                                ==============    =============     =============    ==============    =============
Outstanding weighted
  Partnership Units                     7,000            7,000             7,000             7,000            7,000
                                ==============    =============     =============    ==============    =============

Note 1-Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investment in Local Limited Partnerships of $256,646.

                                                            For the Years Ended
                                                                 March 31
                                 --------------------------------------------------------------------------

                                     2008            2007           2006          2005          2004
                                 --------------   ------------    ----------    ----------    -----------

Net cash provided by
 (used in):
   Operating activities          $    (164,857)   $    (7,855)    $      94     $ (18,466)    $  (13,650)
   Investing activities                363,905              -             -             -
   Financing activities               (238,265)             -             -             -          1,418
                                 --------------   ------------    ----------    ----------    -----------
Net change in cash                     (39,217)        (7,855)           94       (18,466)       (12,232)

Cash, beginning of period               75,484         83,339        83,245       101,711        113,943
                                 --------------   ------------    ----------    ----------    -----------

Cash, end of period              $      36,267    $    75,484     $  83,339     $  83,245     $  101,711
                                 ==============   ============    ==========    ==========    ===========

Low Income Housing Credits per Partnership Unit were as follows for the years ended December 31:

                                     2007            2006           2005          2004          2003
                                 --------------   ------------    ----------    ----------    -----------

Federal                          $           -    $         -    $        1     $       6      $      10

State                                        -              -             -             -              -
                                 --------------   ------------   -----------    ----------     ----------

Total                            $           -    $         -    $        1     $       6      $      10
                                 ==============   ============   ===========    ==========     ==========

                                                           25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnerhip's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such
investments.   The   Partnershi's   exposure  to  loss  on  the  Local  Limited
Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnershi's financial statements.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2008 consisted of $36,000 in cash. Liabilities at March 31, 2008 primarily consisted of $2,215,000 of accrued asset management fees and $44,000 in advance payables due to the General Partners. (See "Future Contractual Cash Obligations" below).

Results of Operations

Year  Ended  March  31,  2008   Compared  to  Year  Ended  March  31,  2007  The
Partnership's net income for the year ended March 31, 2008 was $163,000, reflecting a change of $336,000 from the net loss of $(173,000) experienced for the year ended March 31, 2007. The increase in net income is primarily due to an increase of $364,000 in the gain on sale of a Local Limited Partnership. For the year ended March 31, 2008 there was a $364,000 gain on disposal from the sale of one Housing Complex, compared to no gain for the year ended March 31, 2007 since there were no Local Limited Partnerships sold in the prior year. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. For the year ended March 31, 2008 there was also a $5,000 decrease in asset management fees. The fee is the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. The decrease is due to the fact that during the year ended March 31, 2008 one Local Limited Partnership was sold. Therefore, the annual amount earned decreased. Legal and accounting expenses increased by $(11,000) due to the timing of the accounting work being performed. Additionally there was a $6,000 increase in distribution income which was partially offset by a $(3,000) decrease in reporting fees. The current year variances are due to the fact that Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The taxes increased by $(22,000) due to a tax that was paid to the state of Wisconsin related to the disposition of Lake View.

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

Liquidity and Capital Resources

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 Net decrease in cash during the year ended March 31, 2008 was $(39,000) compared to net decrease in cash for the year ended March 31, 2007 of $(8,000). The decrease in net cash used of $(31,000) is partially due to the $109,000 in accrued asset management fees paid during the year ended March 31, 2008 compared to $2,000 in accrued asset management fees paid during the year ended March 31, 2007. The Partnership also reimbursed the General Partner or an affiliate $47,000 for operating expenses incurred by the Partnership and paid for by the General Partner compared to $19,000 being paid in the prior year. Between the accrued asset management fees and reimbursement of operating expenses there was a net decrease in cash of $(135,000). There was also $(22,000) in taxes paid to the state of Wisconsin related to the disposition of Lake View. The $(2,000) in accounts payable was paid during the year ended March 31, 2008 contributing to the decrease. These decreases were offset by the $364,000 the Partnership received for the disposition of Lake View, of which $(238,000) was distributed to the Limited Partners, and the remaining cash funds were used by the Partnership to pay accrued fees as noted above.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $37,000, $163,000 and $158,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2010.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2008:

                                2009        2010       2011       2012        2013     Thereafter        Total

                            -----------   ---------  ---------  ----------  ---------  ------------    ----------

Asset management fees (1)   $ 2,348,584   $ 116,231  $ 116,231  $  116,231  $ 116,231  $  3,719,392    $6,532,900
                            -----------   ---------  ---------  ----------  ---------  ------------    ----------
Total contractual cash
   obligations              $ 2,348,584   $ 116,231  $ 116,231  $  116,231  $ 116,231  $  3,719,392    $6,532,900
                            ===========   =========  =========  ==========  =========  ============    ==========


(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2008 have been included in the 2009 column. Also, disposals that occurred subsequent to March 31, 2008 have been taken into account to determine future obligations. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of New Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund II, L.P.

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2008 and 2007, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2008. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
July 27, 2009


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS


                                                                                              March 31
                                                                                    -----------------------------

                                                                                        2008             2007
                                                                                    --------------   -------------

ASSETS

Cash                                                                                $      36,267    $     75,484
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                  -               -
                                                                                    --------------   -------------

    Total Assets                                                                    $      36,267    $     75,484
                                                                                    ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                                            $   2,258,941    $  2,221,528
   Accounts payable                                                                             -           1,575
                                                                                    --------------   -------------

        Total Liabilities                                                               2,258,941       2,223,103
                                                                                    --------------   -------------

Partners' deficit:
    General Partners                                                                      (79,387)        (81,019)
    Limited Partners (12,000 Partnership Units authorized;
     7,000 Partnership Units issued and outstanding)                                   (2,143,287)     (2,066,600)
                                                                                    --------------   -------------

      Total Partners' Deficit                                                          (2,222,674)     (2,147,619)
                                                                                    --------------   -------------

             Total Liabilities and Partners' Deficit                                $      36,267    $     75,484
                                                                                    ==============   =============


                                            See accompanying notes to financial statements
                                                                  32


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS


                                                              For the Years Ended March 31,
                                                      ----------------------------------------------

                                                          2008             2007            2006
                                                      --------------    ------------    ------------

Distribution income                                   $      15,494     $     9,572     $    16,488
Reporting fees                                                  850           3,642           4,080
                                                      --------------    ------------    ------------

Total income                                                 16,344          13,214          20,568
                                                      --------------    ------------    ------------

Operating expenses:
   Asset management fees (Note 3)                           140,466         144,900         144,901
   Legal and accounting                                      46,832          35,500          27,042
   Taxes                                                     22,800             800             800
   Other                                                      7,066           4,675           6,137
                                                      --------------    ------------    ------------

    Total operating expenses                                217,164         185,875         178,880
                                                      --------------    ------------    ------------

Loss from operations                                       (200,820)       (172,661)       (158,312)

Gain on sale of investment in Local Limited
    Partnership                                             363,905               -               -

Interest income                                                 125             337             401
                                                      --------------    ------------    ------------

Net income (loss)                                     $     163,210     $  (172,324)    $  (157,911)
                                                      ==============    ============    ============

Net income (loss) allocated to:
   General Partners                                   $       1,632     $    (1,724)    $    (1,579)
                                                      ==============    ============    ============

   Limited Partners                                   $     161,578     $  (170,600)    $  (156,332)
                                                      ==============    ============    ============

Net income (loss) per Partnership Unit                $       23.08     $    (24.38)    $    (22.33)
                                                      ==============    ============    ============

Outstanding weighted Partnership Units                        7,000           7,000          7,000
                                                      ==============    ============    ============


                                            See accompanying notes to financial statements
                                                                  33


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                    STATEMENTS OF PARTNERS' DEFICIT

                                          For The Years Ended March 31, 2008, 2007, and 2006


                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2005                         $      (77,716)     $   (1,739,668)    $   (1,817,384)

Net loss                                                            (1,579)           (156,332)          (157,911)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2006                                (79,295)         (1,896,000)        (1,975,295)

Net loss                                                            (1,724)           (170,600)          (172,324)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2007                                (81,019)         (2,066,600)        (2,147,619)

Net income                                                           1,632             161,578            163,210

Distributions                                                            -            (238,265)          (238,265)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2008                         $      (79,387)     $   (2,143,287)    $   (2,222,674)
                                                            ===============     ===============    ===============

                                            See accompanying notes to financial statements
                                                                  34


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                                                For the Years Ended March 31,
                                                          -------------------------------------------

                                                             2008            2007            2006
                                                          ------------    ------------    -----------

Cash flows from operating activities:
  Net income (loss)                                       $   163,210     $  (172,324)    $ (157,911)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Change in accrued fees and expenses due to
      General Partner and affiliates                           37,413         162,894        158,005
    Change in accounts payable                                 (1,575)          1,575              -
    Gain on sale of investment in Local Limited
       Partnership                                           (363,905)              -              -
                                                          ------------    ---------------------------

Net cash provided by (used in) operating activities          (164,857)         (7,855)            94
                                                          ------------    ------------    -----------

Cash flows provided by investing activities:
  Proceeds from sale of investment in Local Limited
    Partnership                                               363,905               -              -
                                                          ------------    ------------    -----------

       Net cash provided by investing activities              363,905               -              -
                                                          ------------    ------------    -----------

Cash flows from financing activities:
    Distributions to Limited Partners                        (238,265)              -              -
                                                          ------------    ------------    -----------

       Net cash used in financing activities                 (238,265)                -            -
                                                          ------------    ------------    -----------

Net increase (decrease) in cash                               (39,217)         (7,855)            94

Cash, beginning of period                                      75,484          83,339         83,245
                                                          ------------    ------------    -----------

Cash, end of period                                       $    36,267     $    75,484     $   83,339
                                                          ============    ============    ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Taxes  paid to the  state of Wisconsin as a result
   of the disposition of one Housing Complex made
   directly by the closing agent of the transaction       $    22,000
                                                          ============    ============    ===========

                                            See accompanying notes to financial statements
                                                                  35

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund II, L.P., a California Limited Partnership (the "Partnership"), was formed on January 19, 1990 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Financial Group, L.P., (the "General Partner"). The general partners of the General Partner are WNC & Associates, Inc. ("Associates"), and Wilfred N. Cooper, Sr. The chairman and president own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 12,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in December 31, 1992 at which time 7,000 Partnership Units representing subscriptions in the amount of $7,000,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or their affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008. All Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2008.

During the year ended March 31, 2008 the Partnership sold the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership ("Lake View"). Lake View owns the Lake View Apartments (the "Lake View Property") located in Beaver Dam, Wisconsin. Consistent with the investment objectives of the Partnership, the Lake View Property qualified for Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired and no further Low Income Housing Tax Credits are being generated by the Lake View Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon the transfer of the Lake View Property.

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

As of August 17, 2007, the Partnership achieved 51% approval necessary for the disposition. The disposition of Lake View Property was closed on August 29, 2007. The Housing Complex sold for $1,757,000. The General Partner of Lake View Property was paid approximately $157,000, the existing mortgage in the amount of $1,208,000 was paid, $364,000 was distributed to the Partnership and the remaining $17,000 was used to pay for title, escrow and legal expenses relating to the disposition. An additional $10,000 was being held to pay for the final audit and tax return preparation. On August 29, 2007 the Partnership received a cash distribution in the amount of $342,000 the other $22,000 was being held with the attorney to pay the Partnership's non-resident state income tax in relation to the disposition. On December 17, 2007, the Partnership distributed

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

$238,000 to the Limited Partners as outlined in the proxy. The remaining $104,000 was used to pay accrued asset management fees and amounts due to the General Partner.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), Cherokee Square Ltd. ("Cherokee") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above the appraised value was less than the outstanding debt for Ashland but the Partnership was able to negotiate $25,000 from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. Cherokee, did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than the debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The total cash received for all three dispositions was $78,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

On March 5, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the adoption of a Plan of Liquidation. Definitive materials were filed with the SEC on March 26, 2008. On May 1, 2008 additional definitive materials were filed with the SEC reminding the Limited Partners to send their votes in as the deadline was approaching. The proxy received majority votes in favor of the liquidation plan on May 12, 2008.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results, estimated by management of the Partnership.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Management's estimate for the three- month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and 2007, the Partnership had no cash equivalents.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2007 and 2006 financial statements to be consistent with the 2008 presentation.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnerships financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2008 and 2007, the Partnership owns Local Limited Partnership interests in 26 and 27 Local Limited Partnerships, respectively. As of March 31, 2008 and 2007, these Local Limited Partnership's each own one Housing Complex consisting of an aggregate of 744 and 784 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2008 and 2007, are approximately $4,626,000 and $4,439,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2008 and 2007, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2008, 2007 and 2006, amounting to approximately $357,000, $505,000 and $503,000, respectively, have not been recognized. As of March 31, 2008, the aggregate share of net losses not recognized by the Partnership amounted to $4,940,000.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                                                   COMBINED CONDENSED BALANCE SHEETS

                                                                 2007                2006
                                                            ---------------     ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2007 and 2006 of $14,023,000 and
   $13,880,000, respectively)                               $   14,300,000      $   15,821,000
Land                                                             1,274,000           1,399,000
Other assets                                                     2,289,000           2,253,000
                                                            ---------------     ---------------

     Total assets                                           $   17,863,000      $   19,473,000
                                                            ===============     ===============

LIABILITIES

Mortgage loans payable                                      $   21,405,000      $   22,746,000
Due to related parties                                             175,000             181,000
Other liabilities                                                  347,000             412,000
                                                            ---------------     ---------------

     Total liabilities                                          21,927,000          23,339,000
                                                            ---------------     ---------------

PARTNERS' EQUITY (DEFICIT)

WNC  Housing Tax Credit Fund II, L.P.                           (4,626,000)         (4,439,000)
Other partners                                                     562,000             573,000
                                                            ---------------     ---------------

     Total partners' equity (deficit)                           (4,064,000)         (3,866,000)
                                                            ---------------     ---------------

         Total liabilities and partners' deficit            $   17,863,000      $   19,473,000
                                                            ===============     ===============

                                                 44

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2007                2006               2005
                                                            ---------------     ---------------    ----------------

Revenues                                                    $    3,675,000      $    3,681,000     $     3,582,000
                                                            ---------------     ---------------    ----------------

Expenses:
  Operating expenses                                             2,738,000           2,754,000           2,659,000
  Interest expense                                                 520,000             615,000             625,000
  Depreciation and amortization                                    778,000             822,000             827,000
                                                            ---------------     ---------------    ----------------

   Total expenses                                                4,036,000           4,191,000           4,111,000
                                                            ---------------     ---------------    ----------------

  Net operating  loss                                       $     (361,000)           (510,000)           (529,000)
                                                            ---------------     -----------------------------------

 Net loss allocable to the Partnership                      $     (357,000)     $     (505,000)    $      (524,000)
                                                            ===============     ===============    ================

Net loss recorded by the Partnership                        $            -      $            -     $             -
                                                            ===============     ===============    ================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $630,000. Accumulated amortization of these capitalized costs was $630,000 for all periods presented.

     Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $10,581 which have been included in investments in Local Limited Partnerships. Accumulated amortization of the acquisition costs was $10,581 for all periods presented.

     An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $140,466, $144,900 and $144,901 were incurred during the years ended March 31, 2008, 2007 and 2006, respectively, of which $108,613, $2,000, and $0 was paid during the years ended March 31, 2008, 2007 and 2006, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     subordinated to the Limited Partners receiving a preferred return of 6% (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $46,587, $19,406 and $21,000 during the years ended March 31, 2008, 2007 and 2006 respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                               March 31,
                                                                                      -----------------------------
                                                                                         2008            2007
                                                                                      ------------   --------------

Expenses paid by the General Partners
   or an affiliate on behalf of the Partnership                                       $    43,882    $      38,321

Accrued asset management fees                                                           2,215,059        2,183,207
                                                                                      ------------   --------------

Total                                                                                 $ 2,258,941    $   2,221,528
                                                                                      ============   ==============

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2008
               ----

Income                                  $        2,000      $        7,000     $        1,000      $         6,000

Operating expenses                             (37,000)            (43,000)           (58,000)             (79,000)

Loss from operations                           (35,000)            (36,000)           (57,000)             (73,000)

Gain on sale of one Local
  Limited Partnership                                -             342,000             22,000                    -

Net income (loss)                              (35,000)            306,000            (35,000)              (73,000)

Net income (loss) available to
  Limited Partners                             (34,000)            303,000            (35,000)              (72,000)

Net income (loss) per Partnership
  Unit                                             (5)                  44                 (5)                  (10)

                                       46


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2007
               ----

Income                                  $        3,000      $        4,000     $            -      $        7,000

Operating expenses                             (37,000)            (71,000)           (37,000)            (41,000)

Loss from operations                           (34,000)            (67,000)           (37,000)            (34,000)

Net loss                                       (34,000)            (67,000)           (37,000)            (34,000)

Net loss available to Limited
  Partners                                     (33,000)            (67,000)           (37,000)            (34,000)

Net loss per Partnership Unit                       (5)                (10)                (5)                 (5)


                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2006
               ----

Income                                  $        6,000      $        4,000     $        2,000      $        9,000

Operating expenses                             (39,000)             (50,000)          (50,000)            (40,000)

Loss from operations                           (33,000)             (46,000)          (48,000)            (31,000)

Net loss                                       (33,000)             (46,000)          (48,000)            (31,000)

Net loss available to Limited
  Partners                                     (33,000)             (46,000)          (47,000)            (30,000)

Net loss per Partnership Unit                       (5)                  (7)               (7)                 (4)


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), Cherokee Square Ltd. ("Cherokee") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland but the Partnership was able to negotiate $25,000 from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 5 - SUBSEQUENT EVENTS, continued
-------------------------------------

between the appraised value and the outstanding debt. Cherokee, did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than the debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The total cash received for all three dispositions was $78,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

On March 5, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the adoption of a Plan of Liquidation. Definitive materials were filed with the SEC on March 26, 2008. Subsequent to year end, on May 1, 2008 additional definitive materials were filed with the SEC reminding the Limited Partners to send their votes in as the deadline was approaching. The proxy received majority votes in favor of the liquidation plan on May 12, 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)      Disclosure controls and procedures
         ----------------------------------

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

          The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

          Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

          The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

               (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
               (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and
               (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

          All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

          Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2008. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

          For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption "Disclosure controls and procedures," the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Wilfred N. Cooper, Sr.        Chairman
Wilfred N. Cooper, Jr.        President and Chief Executive Officer
David N. Shafer, Esq.         Executive Vice President
Michael J. Gaber              Executive Vice President
Sylvester P. Garban           Senior Vice President - Institutional Investments
Thomas J. Riha, CPA           Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth       Vice President - Asset Management
Gregory S. Hand               Vice President - Acquisitions
Melanie R. Wenk               Vice President - Portfolio Management & Accounting
Kay L. Cooper                 Director of WNC & Associates, Inc.

Jennifer E. Cooper            Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
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

David N. Shafer, age 56, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 62, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 53, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 57, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 41, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     None.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor the General Partners, has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

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

Item 11.  Executive Compensation

The General Partners and their Affiliates are not permitted under Section 5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the
     Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of approximately $140,000, $145,000 and $145,000 were incurred during the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership paid the General Partners and or their affiliates $109,000, $2,000 and $0 of those fees during the each of the years ended March 31, 2008, 2007 and 2006, respectively.

     Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)  Operating Expenses

     Reimbursement to a General Partner or any of its Affiliates of operating cash expenses is subject to specific restrictions in Section 5.3.4 of the Partnership's Agreement of Limited Partnership (the "Agreement,"
incorporated as Exhibit 3.1 to this report). The Agreement defines "operating cash expenses" as

          " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an
          Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

     The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $43,882, $38,321 and $18,327 for the year ended March 31, 2008, 2007 and 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $46,587, $19,406 and $21,000 during the years ended March 31, 2008, 2007 and 2006, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated which approximated $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2007, 2006 and 2005, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2008, 2007 and 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partners during each of the years ended March 31, 2008, 2007 and 2006.

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

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partners, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

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

     First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partners may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partners of the Partnership and elect a successor General Partner.


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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                             2008                2007
                                        ---------------     ---------------

Audit Fees                              $       31,295      $       32,500
Audit-related Fees                                   -                   -
Tax Fees                                             -               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                   $       31,295      $       35,500
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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2008 and 2007
         Statements of Operations for the years ended March 31, 2008, 2007 and 2006
         Statements of Partners' Deficit for the years ended March 31, 2008, 2007 and 2006
         Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
         Notes to Financial Statements

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

99.14 Amended and Restated Agreement of Limited Partnership of Lake View Limited Partnership filed as exhibit 10.14 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.14.

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

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                        --------------------------  ----------------------------------------------------------------
                                           As of March 31, 2008                         As of December 31, 2007
------------------------------------------------------------------  ----------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road               Slidell,
Associates, Limited        Louisiana     $  334,000    $  334,000    $ 1,412,000   $  87,000   $ 1,771,000   $ 1,159,000  $  699,000

Am-Kent Associates,        Amite &
Ltd.                       Kentwood,
                           Louisiana        232,000       232,000      1,086,000      55,000     1,534,000       925,000     664,000

Arizona I                  Showlow,
Limited Partnership        Arizona          320,000       320,000      1,446,000     127,000     1,962,000       901,000   1,188,000

Ashland Investment
Group, an Oregon
Limited                    Ashland
Partnership (1)            Oregon           300,000       300,000      1,343,000      90,000     1,753,000       663,000   1,180,000

Brantley Housing, Ltd.     Brantley,
                           Alabama          108,000       108,000        556,000      26,000       694,000       314,000     406,000

Brian's Village
Apartments, an Oklahoma    Mannford,
Limited Partnership.       Oklahoma         176,000       176,000        734,000      20,000       976,000      569,000      427,000

Candleridge Apartments
of Perry, L.P.             Perry, Iowa       93,000        93,000        565,000      49,000       841,000      473,000      417,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                        --------------------------  ----------------------------------------------------------------
                                           As of March 31, 2008                         As of December 31, 2007
------------------------------------------------------------------  ----------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Candleridge Apartments of  Runnells,
Runnells, L.P.             Iowa            58,000         58,000         344,000      30,000       508,000      295,000      243,000

Casa Allegre Limited       Las Vegas,
Partnership                New Mexico      318,000        318,000      1,288,000      94,000     1,891,000      852,000    1,133,000

                           Castroville,
Castroville Village, Ltd.  Texas           165,000        165,000        889,000      15,000     1,136,000      369,000      782,000

Cherokee                   Rogersville,
Square, L.P. (1)           Tennessee       202,000        202,000        946,000      56,000     1,186,000      678,000      564,000

Divall Midland Associates  Port Washington,
Limited Partnership II     Wisconsin       234,000        234,000      1,120,000     102,000     1,511,000      999,000      614,000

                           Eclectic,
Eclectic Housing, Ltd.     Alabama          74,000         74,000        382,000      53,000       449,000      205,000      297,000

Elizabeth Square           Raceland,
Associates, Ltd.           Louisiana       356,000        356,000      1,411,000      35,000     2,028,000    1,150,000      913,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                        --------------------------  ----------------------------------------------------------------
                                           As of March 31, 2008                         As of December 31, 2007
------------------------------------------------------------------  ----------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Emory Capital, L.P.        Emory, Texas     85,000         85,000        359,000      16,000       471,000      251,000      236,000

                           Emory,
Emory Manor, L.P.          Texas           128,000        128,000        536,000      26,000       719,000      339,000      406,000

                           Idalou,
Idalou Manor, L.P.         Texas           122,000        122,000        601,000      20,000       770,000      310,000      480,000

Jefferson Capital,         Jefferson,
L.P.                       Texas           167,000        167,000        694,000      42,000       943,000      424,000      561,000

                           Jefferson,
Jefferson Manor, L.P.      Texas           179,000        179,000        742,000      43,000       969,000      448,000      564,000

                           Littlefield,
Littlefield Manor, L.P.    Texas           118,000        118,000        577,000      20,000       739,000      302,000      457,000

                           Uniontown,
Perry County Housing, Ltd. Alabama          82,000         82,000        425,000      22,000       531,000      237,000      316,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                        --------------------------  ----------------------------------------------------------------
                                           As of March 31, 2008                         As of December 31, 2007
------------------------------------------------------------------  ----------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

                           Pine Hill,
Pine Hill Housing, Ltd.    Alabama         105,000        105,000        533,000     32,000        662,000      296,00       398,000

                           Hereford,
Rociada Partners Ltd.      Texas           154,000        154,000        706,000     27,000        894,000     396,000       525,000

                           Wadley,
Wadley Housing, Ltd.       Alabama          76,000         76,000        426,000     53,000        486,000     237,000       302,000

Whitewater Woods Limited   Whitewater,
Partnership                Wisconsin       301,000        301,000      1,258,000     89,000      1,606,000     733,000       962,000

Willcox Investment Group,
an Arizona Limited         Willcox,
Partnership (1)            Arizona         245,000        245,000      1,026,000     45,000      1,293,000     498,000       840,000
                                       -----------    -----------   ------------  -----------  ----------- -----------    ----------

                                       $ 4,732,000    $ 4,732,000    $21,405,000   $1,274,000  $28,323,000   $14,023,000 $15,574,000
                                       ===========    ===========   ============  ===========  ===========   =========== ===========

(1) Identified for disposition and sold subsequent to March 31, 2008.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                           -----------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2007
                                           -----------------------------------------------------------------------------------------
                                                                                Year Investment              Estimated Useful
Local Limited Partnership Name              Rental Income   Net Income (Loss)       Acquired      Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited             $   210,000      $   (38,000)            1990       Completed         27.5

Am-Kent Associates, Ltd.                         192,000          (64,000)            1991       Completed         27.5

Arizona I Limited Partnership                    223,000          (25,000)            1990       Completed           35

Ashland Investment Group,
an Oregon Limited Partnership                    210,000           (4,000)            1990       Completed           50

Brantley Housing, Ltd.                            80,000           (7,000)            1992       Completed           40

Brian's Village Apartments,
an Oklahoma Limited Partnership                  137,000            2,000             1990       Completed           30


Candleridge Apartments of Perry, L.P.            125,000          (17,000)            1992       Completed         27.5

Candleridge Apartments of Runnells, L.P.         103,000            8,000             1992       Completed         27.5

Casa Allegre Limited Partnership                 209,000           (2,000)            1990       Completed           40

Castroville Village, Ltd.                        210,000          (13,000)            1991       Completed           50

Cherokee Square, L.P.                            117,000          (10,000)            1990       Completed           50

Divall Midland Associates
Limited Partnership II                           152,000          (33,000)            1990       Completed         27.5

Eclectic Housing, Ltd.                            65,000            1,000             1992       Completed           40

Elizabeth Square Associates, Ltd.                235,000          (83,000)            1994       Completed         27.5

Emory Capital, L.P.                               64,000          (15,000)            1990       Completed         27.5

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                           -----------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2007
                                           -----------------------------------------------------------------------------------------
                                                                                Year Investment              Estimated Useful
Local Limited Partnership Name              Rental Income   Net Income (Loss)       Acquired      Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                                 88,000           (8,000)            1990       Completed           30

Idalou Manor, L.P.                                96,000           (6,000)            1992       Completed           40

Jefferson Capital, L.P.                          111,000          (13,000)            1990       Completed           50

Jefferson Manor, L.P.                            109,000          (13,000)            1990       Completed           50

Littlefield Manor, L.P.                           93,000          (20,000)            1991       Completed           40

Perry County Housing, Ltd.                        67,000           (2,000)            1992       Completed           40

Pine Hill Housing, Ltd.                           86,000           (5,000)            1992       Completed           40

Rociada Partners Ltd.                            116,000          (13,000)            1990       Completed           40

Wadley Housing, Ltd.                              69,000            6,000             1992       Completed           40

Whitewater Woods Limited Partnership             189,000          (22,000)            1991       Completed           35

Willcox Investment Group, an
Arizona Limited Partnership                      194,000           35,000             1990       Completed           50
                                             -----------      ------------
                                             $ 3,550,000      $  (361,000)
                                             ===========      ============

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                        ----------------------------  --------------------------------------------------------------
                                             As of March 31, 2007                   As of December 31, 2006
--------------------------------------------------------------------  --------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates,   Slidell,
Limited                    Louisiana     $  334,000    $  334,000    $ 1,418,000   $  87,000   $ 1,771,000  $  1,095,000  $  763,000

                           Amite &
                           Kentwood,
Am-Kent Associates, Ltd.   Louisiana        232,000       232,000      1,091,000      55,000     1,534,000       870,000     719,000

Arizona I                  Showlow,
Limited Partnership        Arizona          320,000       320,000      1,452,000     127,000     1,941,000       846,000   1,221,000

Ashland Investment Group,
an Oregon Limited          Ashland,
Partnership                Oregon           300,000       300,000      1,349,000      90,000     1,753,000       627,000   1,216,000


                           Brantley,
Brantley Housing, Ltd.     Alabama          108,000       108,000        559,000      26,000       694,000       297,000     423,000

Brian's Village
Apartments, an Oklahoma    Mannford,
Limited Partnership.       Oklahoma         176,000       176,000        738,000      20,000       973,000       538,000     455,000

Candleridge Apartments of
Perry, L.P.                Perry, Iowa       93,000        93,000        570,000      49,000       830,000       443,000     437,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                        ----------------------------  --------------------------------------------------------------
                                             As of March 31, 2007                   As of December 31, 2006
--------------------------------------------------------------------  --------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Candleridge Apartments     Runnells,
of Runnells, L.P.          Iowa              58,000        58,000        349,000      30,000       497,000       276,000     251,000

Casa Allegre Limited       Las Vegas,
Partnership                New Mexico       318,000       318,000      1,304,000      94,000     1,900,000       795,000   1,199,000

Castroville Village, Ltd   Castroville,
                           Texas            165,000       165,000        899,000      15,000     1,136,000       347,000     804,000

Cherokee                   Rogersville,
Square, L.P.               Tennessee        202,000       202,000        951,000      56,000     1,173,000       645,000     584,000

Divall Midland             Port
Associates Limited         Washington,
Partnership II             Wisconsin        234,000       234,000      1,126,000     102,000     1,490,000       946,000     646,000

                           Eclectic,
Eclectic Housing, Ltd.     Alabama           74,000        74,000        386,000      53,000       449,000       195,000     307,000

Elizabeth Square           Raceland,
Associates, Ltd.           Louisiana        356,000       356,000      1,420,000      35,000     2,028,000     1,076,000     987,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                        ----------------------------  --------------------------------------------------------------
                                             As of March 31, 2007                   As of December 31, 2006
--------------------------------------------------------------------  --------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

                           Emory,
Emory Capital, L.P.        Texas             85,000        85,000        360,000      16,000       471,000       241,000     246,000

                           Emory,
Emory Manor, L.P.          Texas            128,000       128,000        539,000      26,000       719,000       327,000     418,000

                           Idalou,
Idalou Manor, L.P.         Texas            122,000       122,000        604,000      20,000       769,000       291,000     498,000

Jefferson Capital,         Jefferson,
L.P.                       Texas            167,000       167,000        697,000      42,000       943,000       408,000     577,000

Jefferson Manor, L.P.      Jefferson,
                           Tesas            179,000       179,000        745,000      43,000       969,000       433,000     579,000

Lake View Limited          Beaver Dam,
Partnership (1)            Wisconsin        264,000       264,000      1,209,000     125,000      1,464,000      635,000     954,000

Littlefield Manor, L.P.    Littlefield,
                           Texas            118,000       118,000        580,000      20,000       739,000       283,000     476,000

Perry County Housing,      Uniontown,
Ltd.                       Alabama           82,000        82,000        427,000      22,000       517,000       223,000     316,000

                                                           67


WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007


                                        ----------------------------  --------------------------------------------------------------
                                             As of March 31, 2007                   As of December 31, 2006
--------------------------------------------------------------------  --------------------------------------------------------------
                                          Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Pine Hill Housing,         Pine Hill,
Ltd.                       Alabama          105,000       105,000        538,000      32,000       662,000       280,000     414,000

                           Hereford,
Rociada Partners Ltd.      Texas            154,000       154,000        710,000      27,000       894,000       373,000     548,000

Wadley Housing, Ltd.       Wadley,
                           Alabama           76,000        76,000        428,000      53,000       486,000       224,000     315,000

Whitewater Woods           Whitewater,
Limited Partnership        Wisconsin        301,000       301,000      1,264,000      89,000     1,606,000       692,000   1,003,000

Willcox Investment
Limited Partnership        Arizona
Group, an Arizona          Willcox          245,000       245,000      1,031,000      45,000     1,293,000       474,000     864,000
                                        -----------     ----------   -----------  -----------  ------------   ----------  ----------

                                        $ 4,996,000   $  4,996,000  $ 22,746,000  $1,399,000   $29,701,000  $ 13,880,000 $17,220,000
                                        ===========  =============  ============  ============ ===========  ============ ===========

(1) Identified on July 13, 2007 for disposition.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                            ----------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2006
                                            ----------------------------------------------------------------------------------------
                                                                                Year Investment              Estimated Useful
Local Limited Partnership Name              Rental Income   Net Income (Loss)       Acquired      Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited             $    201,000     $     (96,000)          1990       Completed         27.5

Am-Kent Associates, Ltd.                          174,000           (31,000)          1991       Completed         27.5

Arizona I Limited Partnership                     213,000           (32,000)          1990       Completed           35

Ashland Investment Group, an
Oregon Limited Partnership                        204,000           (38,000)          1990       Completed           50

Brantley Housing, Ltd.                             73,000           (10,000)          1992       Completed           40

Brian's Village Apartments, an
Oklahoma Limited Partnership                      128,000             6,000           1990       Completed           30

Candleridge Apartments of Perry, L.P.             128,000            (4,000)          1992       Completed         27.5

Candleridge Apartments of Runnells, L.P.          103,000            20,000           1992       Completed         27.5

Casa Allegre Limited Partnership                  202,000           (17,000)          1990       Completed           40

Castroville Village, Ltd.                         200,000                 -           1991       Completed           50

Cherokee Square, L.P.                             110,000           (17,000)          1990       Completed           50

Divall Midland Associates Limited                 157,000           (19,000)          1990       Completed         27.5
Partnership II

Eclectic Housing, Ltd.                             64,000             3,000           1992       Completed           40

Elizabeth Square Associates, Ltd.                 196,000          (101,000)          1994       Completed         27.5

Emory Capital, L.P.                                64,000            (2,000)          1990       Completed         27.5


WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                            ----------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2006
                                            ----------------------------------------------------------------------------------------
                                                                                Year Investment              Estimated Useful
Local Limited Partnership Name              Rental Income   Net Income (Loss)       Acquired      Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                                 92,000            (1,000)           1990       Completed           30

Idalou Manor, L.P.                                95,000           (10,000)           1992       Completed           40

Jefferson Capital, L.P.                          108,000            (2,000)           1990       Completed           50

Jefferson Manor, L.P.                            108,000            (7,000)           1990       Completed           50

Lake View Limited Partnership (1)                165,000           (35,000)           1991       Completed           35

Littlefield Manor, L.P.                           94,000           (20,000)           1991       Completed           40

Perry County Housing, Ltd.                        67,000            (4,000)           1992       Completed           40

Pine Hill Housing, Ltd.                           86,000           (12,000)           1992       Completed           40

Rociada Partners Ltd.                            159,000            (9,000)           1990       Completed           40

Wadley Housing, Ltd.                              63,000             1,000            1992       Completed           40

Whitewater Woods Limited Partnership             181,000           (30,000)           1991       Completed           35

Willcox Investment Group, an
Arizona Limited Partnership                      158,000           (43,000)           1990       Completed           50
                                             -----------      -------------
                                             $ 3,593,000      $   (510,000)
                                             ===========      =============

(1) Identified on July 13, 2007 for disposition.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                        ---------------------------  --------------------------------------------------------------
                                            As of March 31, 2006                   As of December 31, 2005
-------------------------------------------------------------------  --------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates,   Slidell,
Limited                    Louisiana    $    334,000  $   334,000   $  1,424,000  $    87,000   $ 1,771,000 $  1,031,000 $   827,000

Am-Kent Associates, Ltd.   Amite &
                           Kentwood,
                           Louisiana         232,000      232,000      1,096,000       55,000     1,533,000      814,000     774,000

Arizona I                  Showlow,
Limited Partnership        Arizona           320,000      320,000      1,458,000      127,000     1,929,000      789,000   1,267,000

Ashland Investment Group,
an Oregon Limited          Ashland,
Partnership                Oregon            300,000       300,000     1,355,000       90,000     1,753,000      591,000   1,252,000

Brantley Housing, Ltd.     Brantley,         108,000       108,000       561,000       26,000       694,000      278,000     442,000
                           Alabama

Brian's Village
Apartments, an Oklahoma    Mannford,
Limited Partnership.       Oklahoma          176,000       176,000       741,000       20,000       973,000      507,000     486,000

Candleridge Apartments     Perry,
of Perry, L.P.             Iowa               93,000        93,000        574,000      49,000       795,000      412,000     432,000


WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                        ---------------------------  --------------------------------------------------------------
                                            As of March 31, 2006                   As of December 31, 2005
-------------------------------------------------------------------  --------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
-----------------------------------------------------------------------------------------------------------------------------------

Candleridge Apartments     Runnells,
of Runnells, L.P.          Iowa               58,000       58,000        354,000      30,000        497,000     257,000      270,000

Casa Allegre Limited       Las Vegas,
Partnership                New Mexico        318,000      318,000      1,319,000      94,000      1,882,000     738,000    1,238,000

Castroville Village, Ltd.  Castroville,
                           Texas             165,000      165,000        908,000      15,000      1,135,000     323,000      828,000

Cherokee                   Rogersville,
Square, L.P.               Tennessee         202,000      202,000        955,000      56,000      1,173,000    613,000       616,000

                           Port
Divall Midland Associates  Washington,
Limited Partnership II     Wisconsin         234,000      234,000      1,132,000     102,000      1,483,000     894,000      690,000

                           Eclectic,
Eclectic Housing, Ltd.     Alabama            74,000       74,000        391,000      53,000        449,000     185,000      317,000

Elizabeth Square           Raceland,
Associates, Ltd.           Louisiana         356,000      356,000      1,429,000      35,000      2,028,000   1,002,000    1,061,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                        ---------------------------  --------------------------------------------------------------
                                            As of March 31, 2006                   As of December 31, 2005
-------------------------------------------------------------------  --------------------------------------------------------------
                                          Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
-----------------------------------------------------------------------------------------------------------------------------------

                           Emory,
Emory Capital, L.P.        Texas              85,000       85,000        362,000      16,000        471,000     231,000      256,000

                           Emory,
Emory Manor, L.P.          Texas             128,000      128,000        541,000      26,000        719,000     315,000      430,000

                           Idalou,
Idalou Manor, L.P.         Texas             122,000      122,000        606,000      20,000        758,000     272,000      506,000

Jefferson Capital,         Jefferson,
L.P.                       Texas             167,000      167,000        700,000      42,000        944,000     393,000      593,000

                           Jefferson,
Jefferson Manor, L.P.      Texas             179,000      179,000        748,000      43,000        969,000     417,000      595,000

Lake View Limited          Beaver Dam,
Partnership (1)            Wisconsin         264,000      264,000      1,214,000     125,000      1,464,000     598,000      991,000

                           Littlefield,
Littlefield Manor, L.P.    Texas             118,000      118,000        582,000      20,000        739,000     265,000      494,000

Perry County Housing,      Uniontown,
Ltd.                       Alabama            82,000       82,000        429,000      22,000        517,000     209,000      330,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                        ---------------------------  --------------------------------------------------------------
                                            As of March 31, 2006                   As of December 31, 2005
-------------------------------------------------------------------  --------------------------------------------------------------
                                           Total
                                        Investment in   Amount of      Mortgage
                                           in Local     Investment   Balances of                                               Net
Local Limited                             Limited        Paid to    Local Limited              Buildings &   Accummulated     Book
Partnership Name           Location      Partnerships      Date      Partnerships     Land     Equipment     Depreciation    Value
-----------------------------------------------------------------------------------------------------------------------------------

Pine Hill Housing, Ltd.   Pine Hill,
                          Alabama            105,000      105,000        542,000      32,000      662,000        263,000     431,000

Rociada Partners Ltd.     Hereford,
                          Texas              154,000      154,000        714,000      27,000      894,000        351,000     570,000

Wadley Housing, Ltd.      Wadley,
                          Alabama             76,000       76,000        430,000      53,000      486,000        210,000     329,000

Whitewater Woods          Whitewater,
Limited Partnership       Wisconsin          301,000      301,000      1,270,000      89,000    1,606,000        651,000   1,044,000


Willcox Investment
Group, an Arizona         Willcox,
Limited Partnership       Arizona            245,000      245,000      1,036,000      45,000    1,293,000        449,000     890,000
                                        ------------  -----------   ------------  ----------  -----------   ------------ -----------

                                        $  4,996,000   $4,996,000   $ 22,871,000  $ 1,399,000 $29,617,000  $  13,058,000 $17,959,000
                                        ============  ===========   ============  =========== ===========  ============= ===========

(1) Identified on July 13, 2007 for disposition.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                            ----------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2005
                                            ----------------------------------------------------------------------------------------
                                                                                Year Investment              Estimated Useful
Local Limited Partnership Name              Rental Income   Net Income (Loss)       Acquired      Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited             $   207,000      $    (32,000)           1990       Completed         27.5

Am-Kent Associates, Ltd.                         171,000           (55,000)           1991       Completed         27.5

Arizona I Limited Partnership                    187,000           (19,000)           1990       Completed           35

Ashland Investment Group, an
Oregon Limited Partnership                       195,000           (44,000)           1990       Completed           50

Brantley Housing, Ltd.                            75,000           (13,000)           1992       Completed           40

Brian's Village Apartments, an
Oklahoma Limited Partnership                     127,000            (3,000)           1990       Completed           30

Candleridge Apartments of Perry, L.P.            126,000           (18,000)           1992       Completed         27.5

Candleridge Apartments of Runnells, L.P.          98,000            (5,000)           1992       Completed         27.5

Casa Allegre Limited Partnership                 196,000           (13,000)           1990       Completed           40

Castroville Village, Ltd.                        178,000           (10,000)           1991       Completed           50

Cherokee Square, L.P.                            102,000           (22,000)           1990       Completed           50

Divall Midland Associates Limited
Partnership II                                   154,000           (15,000)           1990       Completed         27.5

Eclectic Housing, Ltd.                            60,000             2,000            1992       Completed           40

Elizabeth Square Associates, Ltd.                185,000           (77,000)           1994       Completed         27.5

Emory Capital, L.P.                               63,000            (3,000)           1990       Completed         27.5

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                            ----------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2005
                                            ----------------------------------------------------------------------------------------
                                                                               Year Investment              Estimated Useful
Local Limited Partnership Name              Rental Income   Net Income (Loss)       Acquired      Status       Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                                 90,000           (12,000)           1990       Completed           30

Idalou Manor, L.P.                                97,000           (14,000)           1992       Completed           40

Jefferson Capital, L.P.                          102,000           (16,000)           1990       Completed           50

Jefferson Manor, L.P.                            106,000           (12,000)           1990       Completed           50

Lake View Limited Partnership (1)                169,000           (38,000)           1991       Completed           35

Littlefield Manor, L.P.                           91,000           (15,000)           1991       Completed           40

Perry County Housing, Ltd.                        66,000           (14,000)           1992       Completed           40

Pine Hill Housing, Ltd.                           69,000           (17,000)           1992       Completed           40

Rociada Partners Ltd.                            157,000           (19,000)           1990       Completed           40

Wadley Housing, Ltd.                              59,000           (14,000)           1992       Completed           40

Whitewater Woods Limited Partnership             185,000           (15,000)           1991       Completed           35

Willcox Investment Group, an
Arizona Limited Partnership                      155,000           (16,000)           1990       Completed           50
                                             -----------      -------------
                                             $ 3,470,000      $   (529,000)
                                             ===========      =============

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

Date:  July 30, 2009

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

Date:  July 30, 2009




By:       /s/ Thomas J. Riha
          ------------------
          Thomas J. Riha,
          Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  July 30, 2009




By:       /s/ Wilfred N. Cooper, Sr.
          --------------------------
          Wilfred N. Cooper, Sr.,
          Chairman of the Board of WNC & Associates, Inc.

Date:  July 30, 2009




By:       /s/ Kay L. Cooper
         ------------------
          Kay L. Cooper
          Director of WNC & Associates, Inc.

Date:  July 30, 2009