Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2009-07-31
CIK 860331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20057

                      WNC HOUSING TAX CREDIT FUND II, L.P.

      California                                        33-0391979
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    17782 Sky Park Circle
    Irvine, CA                                            92614-6404
   (Address of principal executive offices)               (Zip Code)

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

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

      Balance Sheets
        As of June 30, 2008 and March 31, 2008.................................3

        Statements of Operations
          For the Three Months Ended June 30, 2008 and 2007....................4

        Statement of Partners' Deficit
          For the Three Months Ended June 30, 2008.............................5

        Statements of Cash Flows
          For the Three Months Ended June 30, 2008 and 2007....................6

        Notes to Financial Statements..........................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......16

     Item 4T. Controls and Procedures.........................................16

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

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5.  Other Information...............................................16

     Item 6.  Exhibits........................................................17

     Signatures...............................................................18

                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                         A California Limited Partnership)

                                                 BALANCE SHEETS
                                                   (Unaudited)


                                                                       June 30, 2008              March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                              $                38,263       $           36,267
Investments in Local Limited Partnerships, net (Note 2)                                 -                        -
                                                                  ------------------------      -------------------

        Total Assets                                              $                38,263       $           36,267
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $             2,294,986       $        2,258,941
                                                                  ------------------------      -------------------


Partner' Deficit:
 General Partner                                                                  (79,727)                 (79,387)
 Limited Partners (12,000 Partnership Units authorized;
   7,000 Partnership Units issued and outstanding)                             (2,176,996)              (2,143,287)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (2,256,723)              (2,222,674)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                38,263        $          36,267
                                                                  ========================      ===================


                                           See accompanying notes to financial statements
                                                                 3


                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                        (A California Limited Partnership)

                                             STATEMENTS OF OPERATIONS

                                 For the Three Months Ended June 30, 2008 and 2007
                                                    (Unaudited)


                                                                 2008                           2007
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------

             Reporting fees                           $                    1,992     $                        -
             Distribution income                                               -                          2,350
                                                      ---------------------------    ---------------------------

                 Total operating income                                    1,992                          2,350
                                                      ---------------------------    ---------------------------

             Operating expenses:
               Asset management fees (Note 3)                             34,325                         36,225
               Other                                                       1,720                            948
                                                      ---------------------------    ---------------------------

                 Total operating expenses                                 36,045                         37,173
                                                      ---------------------------    ---------------------------

             Loss from operations                                        (34,053)                       (34,823)

             Interest income                                                   4                             71
                                                      ---------------------------    ---------------------------

             Net loss                                 $                  (34,049)    $                  (34,752)
                                                      ===========================    ===========================

             Net loss allocated to:
               General Partner                        $                     (340)    $                     (348)
                                                      ===========================    ===========================

               Limited Partners                       $                  (33,709)    $                  (34,404)
                                                      ===========================    ===========================

             Net loss per Partnership Unit            $                       (5)    $                       (5)
                                                      ===========================    ===========================

             Outstanding weighted Partnership
                   Units                                                   7,000                          7,000
                                                      ===========================    ===========================

                                           See accompanying notes to financial statements
                                                                 4


                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                        (A California Limited Partnership)

                                          STATEMENT OF PARTNERS' DEFICIT

                                     For the Three Months Ended June 30, 2008
                                                    (Unaudited)


                                                            General               Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $        (79,387)     $    (2,143,287)   $       (2,222,674)

Net loss                                                            (340)             (33,709)              (34,049)
                                                        -----------------     ----------------   ------------------

Partners' deficit at June 30, 2008                      $        (79,727)     $    (2,176,996)   $       (2,256,723)
                                                        =================     ================   ==================


                                           See accompanying notes to financial statements
                                                                5


                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                        (A California Limited Partnership)

                                             STATEMENTS OF CASH FLOWS

                                 For the Three Months Ended June 30, 2008 and 2007
                                                    (Unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                               $            (34,049)     $       (34,752)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                               36,045               35,173
                                                                         ---------------------     ----------------

             Net cash provided by operating activities                                  1,996                  421
                                                                         ---------------------     ----------------

Net increase in cash                                                                    1,996                  421

Cash, beginning of period                                                              36,267               75,484
                                                                         ---------------------     ----------------

Cash, end of period                                                      $             38,263      $        75,905
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $                  -      $             -
                                                                         =====================     ================

                                  See accompanying notes to financial statements
                                                                6


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization

WNC Housing Tax Credit Fund II, L.P., (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on January 19, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Financial Group, L.P., a California partnership (the "General Partner"). The general partners of the General Partner are WNC & Associates, Inc., a California corporation ("Associates"), and Wilfred N. Cooper Sr. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 12,000 units of Limited Partnership interests ("Partnership Unit") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in December 31, 1992 at which time 7,000 Partnership Units representing subscriptions in the amount of $7,000,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 95% to the Limited Partners (in proportion to their respective investments) and 5% to the General Partners.

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the perso's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008.

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), Cherokee Square Ltd. ("Cherokee") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland, but the Partnership was able to negotiate $25,000

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. Cherokee, did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The total cash received for all three dispositions was $78,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

During the year ended March 31, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the adoption of a Plan of Liquidation. Definitive materials were filed with the SEC on March 26, 2008. During the quarter ended June 30, 2008, on May 1, 2008 additional definitive materials were filed with the SEC reminding the Limited Partners to send their votes in as the deadline was approaching. The proxy received majority votes in favor of the liquidation plan on May 12, 2008.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FAS") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2008 all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

Reporting Comprehensive Income

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

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Net Loss Per Partnership Unit

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership owns Local Limited Partnership interests in 26 Local Limited Partnerships. All of these Local Limited
Partnership's own one Housing Complex consisting of an aggregate of 744 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $            879,000        $           920,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                            114,000                    154,000
                 Depreciation and amortization                               181,000                    205,000
                 Operating expenses                                          656,000                    688,000
                                                                ---------------------       --------------------
                     Total expenses                                          951,000                  1,047,000
                                                                ---------------------       --------------------

               Net loss                                         $            (72,000)       $           (127,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $            (71,000)       $           (126,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                  -        $                  -
                                                                =====================       ====================


Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $34,325 and $36,225 were incurred during the three months ended June 30, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2008 and 2007.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements was $0 during each of the three months ended June 30, 2008 and 2007, respectively.

(c) A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 6% (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for period presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                       June 30, 2008             March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                             $              45,602        $         43,882
       Accrual asset management fees                                           2,249,384               2,215,059
                                                                   ----------------------       -----------------

       Total                                                       $           2,294,986        $      2,258,941
                                                                   ======================       =================


NOTE 4 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), Cherokee Square Ltd. ("Cherokee") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland, but the Partnership was able to negotiate $25,000 from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. Cherokee, did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The total cash received for

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 4 - SUBSEQUENT EVENTS, continued

all three dispositions was $78,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership. During the year ended March 31, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the adoption of a Plan of Liquidation. Definitive materials were filed with the SEC on March 26, 2008. During the quarter ended June 30, 2008, on May 1, 2008 additional definitive materials were filed with the SEC reminding the Limited Partners to send their votes in as the deadline was approaching. The proxy received majority votes in favor of the liquidation plan on May 12, 2008.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted of $38,000 in cash. Liabilities at June 30, 2008 consisted of $2,295,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The Partnership's net loss for the three months ended June 30, 2008 was $(34,000), reflecting a decrease of $1,000 in net loss from the loss recorded for the three months ended June 30, 2007 of $(35,000). The asset management fees decreased by $2,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of a Local Limited Partnership in the prior year. The decrease of asset management fees was partially offset by an increase of $(1,000) in other expenses.

Liquidity and Capital Resources

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The net increase in cash during the three months ended June 30, 2008 was $2,000 compared to a net increase in cash for the three months ended June 30, 2007 of $0. The change of $2,000 is due primarily to the $1,000 increase in the change in accrued fees and expenses due to general partner and affiliates and the $1,000 decrease in net loss.

During the three months ended June 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $36,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T. Controls and Procedures

(a)      Disclosure controls and procedures

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

(b)      Changes in internal controls

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1     Section 1350 Certification of the Chief Executive Officer.
         (filed herewith)

32.2     Section 1350 Certification of the Chief Financial Officer.
         (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By: WNC Financial Group, L.P.      General Partner of Registrant

By  WNC & Associates, Inc.         General Partner of WNC Financial Group, L.P.




By: /s/  Wilfred N. Cooper, Jr.
         ----------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  July 31, 2009




By:  /s/ Thomas J. Riha
         --------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2009