Form 10-Q
period 2008-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2009-07-31
CIK 860331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2008

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

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
         As of September 30, 2008 and March 31, 2008...........................3

       Statements of Operations
         For the Three and Six Months Ended September 30, 2008 and 2007........4

       Statement of Partners' Deficit
         For the Six Months Ended September 30, 2008...........................5

       Statements of Cash Flows
         For the Six Months Ended September 30, 2008 and 2007..................6

       Notes to Financial Statements...........................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......16

     Item 4T.Controls and Procedures........................ .................16
..
PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................17

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......17

     Item 3. Defaults Upon Senior Securities..................................17

     Item 4. Submission of Matters to a Vote of Security Holders..............17

     Item 5. Other Information................................................17

     Item 6. Exhibits.........................................................17

     Signatures...............................................................18

                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                        (A California Limited Partnership)

                                                  BALANCE SHEETS
                                                    (Unaudited)


                                                                    September 30, 2008            March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                              $                33,419       $           36,267
Investments in Local Limited Partnerships, net (Note 2)                                 -                        -
                                                                  ------------------------      -------------------

             Total Assets                                         $                33,419       $            36,267
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $             2,322,300       $         2,258,941
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                  (80,049)                 (79,387)
 Limited Partners (12,000 Partnership Units authorized;
   7,000 Partnership Units issued and outstanding)                             (2,208,832)              (2,143,287)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (2,288,881)              (2,222,674)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                33,419       $           36,267
                                                                  ========================      ===================

                                  See accompanying notes to financial statements
                                                         3


                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                        (A California Limited Partnership)

                                             STATEMENTS OF OPERATIONS

                          For the Three and Six Months Ended September 30, 2008 and 2007
                                                    (Unaudited)


                                                          2008                                         2007
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

Reporting fees                          $           2,652      $           4,644      $                 -    $              -
Distribution income                                     -                      -                    6,462               8,812
                                        ------------------     ------------------     --------------------   -----------------

Total operating income                              2,652                  4,644                    6,462               8,812
                                        ------------------     ------------------     --------------------   -----------------

Operating expenses:
Asset management fees (Note 3)                     34,325                 68,650                   36,225              72,450
Legal and accounting fees                               -                      -                    4,257               4,257
Other                                                 489                  2,209                    2,186               3,134
                                        ------------------     ------------------     --------------------   -----------------

  Total operating expenses                         34,814                 70,859                   42,668              79,841
                                        ------------------     ------------------     --------------------   -----------------

Loss from operations                              (32,162)               (66,215)                 (36,206)            (71,029)

Gain on sale of Local Limited
 Partnership                                            -                      -                  341,905             341,905

Interest income                                         4                      8                       44                 115
                                        ------------------     ------------------     --------------------   -----------------

Net income (loss)                       $         (32,158)     $         (66,207)    $            305,743  $          270,991
                                        ==================     ==================     ====================   =================

Net income (loss) allocated to:
 General Partner                        $            (322)     $            (662)    $              3,057  $            2,710
                                        ==================     ==================     ====================   =================

 Limited Partners                       $         (31,836)     $         (65,545)    $            302,686  $          268,281
                                        ==================     ==================     ====================   =================

Net income (loss) per Partnership
 Unit                                   $              (5)    $               (9)    $                 44  $               39
                                        ==================     ==================     ====================   =================

Outstanding weighted
 Partnership Units                                  7,000                  7,000                    7,000               7,000
                                        ==================     ==================     ====================   =================

                                            See accompanying notes to financial statements
                                                                4

                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                        (A California Limited Partnership)

                                          STATEMENT OF PARTNERS' DEFICIT

                                    For the Six Months Ended September 30, 2008
                                                    (Unaudited)


                                                            General              Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $        (79,387)     $    (2,143,287)   $      (2,222,674)

Net loss                                                            (662)             (65,545)             (66,207)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2008                 $        (80,049)     $    (2,208,832)   $      (2,288,881)
                                                        =================     ================   ==================

                                            See accompanying notes to financial statements
                                                                5


                                       WNC HOUSING TAX CREDIT FUND II, L.P.
                                        (A California Limited Partnership)

                                             STATEMENTS OF CASH FLOWS

                               For the Six Months Ended September 30, 2008 and 2007
                                                    (Unaudited)




                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net income (loss)                                                      $            (66,207)     $       270,991
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
         Change in accrued fees and expenses due to
                  General Partner and affiliates                                       63,359              (69,162)
         Gain on sale of Local Limited
                  Partnership                                                               -             (341,905)
                                                                         ---------------------     ----------------

             Net cash used in operating activities                                     (2,848)            (140,076)
                                                                         ---------------------     ----------------

Cash flows from investing activities:
    Proceeds from sale of Local Limited Partnership                                         -              341,905
                                                                         ---------------------     ----------------

             Net cash provided by investing activities                                      -              341,905
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                        (2,848)             201,829

Cash, beginning of period                                                              36,267                75,484
                                                                         ---------------------     ----------------

Cash, end of period                                                      $             33,419      $        277,313
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $                   -     $              -
                                                                         =====================     ================

                                            See accompanying notes to financial statements
                                                                6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The Partnership Agreement authorized the sale of up to 12,000 units of Limited Partnership interests ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in December 31, 1992 at which time 7,000 Partnership Units representing subscriptions in the amount of $7,000,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008.

Subsequent to September 30, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), Cherokee Square Ltd. ("Cherokee") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland, but the Partnership was able to negotiate $25,000

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. Cherokee, did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The total cash received for all three dispositions was $78,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2008 all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership owns Local Limited Partnership interests in 26 Local Limited Partnerships consisting of an aggregate of 744 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $          1,758,000        $         1,840,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                            228,000                    308,000
                 Depreciation and amortization                               363,000                    410,000
                 Operating expenses                                        1,312,000                  1,377,000
                                                                ---------------------       --------------------
                     Total expenses                                        1,903,000                  2,095,000
                                                                ---------------------       --------------------

               Net loss                                         $           (145,000)                  (255,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $           (143,000)       $          (252,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                  -        $                 -
                                                                =====================       ====================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $68,650 and $72,450 were incurred during each of the six months ended September 30, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $2,500 and $106,114 of those fees during the six months ended September 30, 2008 and 2007, respectively.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $5,000 and $41,363 during the six months ended September 30, 2008 and 2007, respectively.

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

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                    September 30, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                             $              41,090        $         43,882
       Accrual asset management fee                                            2,281,210               2,215,059
                                                                   ----------------------       -----------------

       Total                                                       $           2,322,300        $      2,258,941
                                                                   ======================       =================

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to September, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), Cherokee Square Ltd. ("Cherokee") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 4 - SUBSEQUENT EVENTS, continued

of $940,544 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland, but the Partnership was able to negotiate $25,000 from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. Cherokee, did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The total cash received for all three dispositions was $78,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2008 consisted of $33,000 in cash. Liabilities at September 30, 2008 consisted of $2,322,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three  Months  Ended  September  30,  2008  Compared to the Three  Months  Ended
September  30,  2007.  The  Partnership's  net loss for the three  months  ended
September 30, 2008 was $(32,000), reflecting a decrease of approximately $(338,000) from the $306,000 net income experienced for the three months ended September 30, 2007. The significant decrease is due to a $(342,000) gain on sale of Local Limited Partnership for the three months ended September 30, 2007 compared to no gain on sale of Local Limited Partnerships for the three months ended September 30, 2008. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold, or whether or not any Housing Complexes were disposed of in that period. Asset management fees decreased by $2,000. These fees are calculated based on Invested Assets. Therefore, as Local Limited Partnerships are sold the Invested Assets calculation decreases, thereby decreasing the asset management fees that are expensed and incurred. There was a decrease of $(4,000) in legal and accounting fees due to the timing of work being performed for the Partnership. Additionally, there was a $2,000 decrease in other operating expenses which was due to appraisal expenses related to the disposition of a Local Limited Partnership during the three months ended September 30, 2007. Operating income decreased by approximately $(4,000) due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007 The Partnership's net loss for the six months ended September 30, 2008 was $(66,000), reflecting a decrease of approximately $(337,000) from the $271,000 net income experienced for the six months ended September 30, 2007. The significant decrease is due a $(342,000) gain on sale of Local Limited Partnership for the six months ended September 30, 2007, compared to no gain on sale of Local Limited Partnerships for the six months ended September 30, 2008. The gains recorded by the Partnership can vary depending on the sales prices and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

values of the Housing Complexes that are being sold, or whether or not any Housing Complexes were disposed of in that period. Asset management fees decreased by $4,000. These fees are calculated based on Invested Assets.
Therefore,   as  Local  Limited   Partnerships  are  sold  the  Invested  Assets
calculation decreases, thereby decreasing the asset management fees that are expensed and incurred. Legal and accounting fees decreased by $4,000 due to the timing of work performed. There was also decrease of $1,000 in other operating expenses due to appraisal expenses related to the disposition of a Local Limited Partnership during the six months ended September 30, 2007. The operation income decreased by approximately $(4,000) due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007. The net decrease in cash during the six months ended September 30, 2008 was $(3,000) compared to a net increase in cash for the six months ended September 30, 2007 of $202,000. The primary reason for the large change was due to the fact that during the six months ended September 30, 2007 the Partnership received $342,000 from the disposition of one Local Limited Partnership compared to no cash relating to dispositions being received during the six months ended September 30, 2008. Due to the cash being provided from the disposition the Partnership paid $(106,000) in asset management fees during the six months ended March 31, 2007 compared to $(2,000) being paid during the six months ended September 30, 2008, a net difference of $(103,000). The Partnership also paid $(41,000) in reimbursements to the General Partner or its affiliates for operating expenses incurred on the Partnerships behalf compared to $(5,000) being paid during the six months ended September 30, 2008, resulting in a net effect of $(36,000).

During the six months ended September 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $63,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T. Controls and Procedures

(a)      Disclosure controls and procedures
         ----------------------------------

          As of the end of the period covered by this report, the Partnershi's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

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

          Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnershi's periodic reports.

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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