Form 10-Q
period 2008-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2009-07-31
CIK 860331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2008


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
           As of December 31, 2008 and March 31, 2008..........................3

       Statements of Operations
           For the Three and Nine Months Ended December 31, 2008 and 2007......4

       Statement of Partners' Deficit
           For the Nine Months Ended December 31, 2008.........................5

       Statements of Cash Flows
           For the Nine Months Ended December 31, 2008 and 2007................6

           Notes to Financial Statements.......................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......15

     Item 4T.Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................15

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......15

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

     Item 5. Other Information................................................17

     Item 6. Exhibits.........................................................17

     Signatures...............................................................18


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS
                                                              (Unaudited)



                                                                     December 31, 2008            March 31, 2008
                                                                  ------------------------      -------------------

ASSETS

Cash                                                              $                66,013       $           36,267
Investments in Local Limited Partnerships, net (Note 2)                                 -                        -
                                                                  ------------------------      -------------------

   Total Assets                                                   $                66,013       $           36,267
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $             2,364,765       $        2,258,941
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                  (80,148)                 (79,387)
 Limited Partners (12,000 Partnership Units authorized;
   7,000 Partnership Units issued and outstanding)                             (2,218,604)              (2,143,287)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (2,298,752)              (2,222,674)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                66,013       $           36,267
                                                                  ========================      ===================


                                            See accompanying notes to financial statements
                                                                   3


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                    For the Three and Nine Months Ended December 31, 2008 and 2007
                                                              (Unaudited)


                                                           2008                                            2007
                                        -------------------------------------------    ---------------------------------------------
                                          Three Months             Nine Months            Three Months             Nine Months
                                        ------------------     --------------------    --------------------    ---------------------

Reporting fees                          $               -      $             4,644     $                 -     $                  -
Distribution income                                     -                        -                   1,000                    9,812
                                        ------------------     --------------------    --------------------    ---------------------

     Total operating income                             -                    4,644                   1,000                    9,812
                                        ------------------     --------------------    --------------------    ---------------------

 Operating expenses:
  Asset management fees (Note 3)                   34,325                  102,975                  33,691                  106,141
  Legal and accounting fees                        20,888                   20,888                   2,486                    6,743
  Taxes                                                 -                        -                  22,000                   22,000
  Other                                            12,660                   14,869                     228                    3,362
                                        ------------------     --------------------    --------------------    ---------------------

    Total operating expenses                       67,873                  138,732                  58,405                  138,246
                                        ------------------     --------------------    --------------------    ---------------------

 Loss from operations                             (67,873)                (134,088)                (57,405)                (128,434)

 Gain on sale of Local Limited
  Partnerships (Note 2)                            58,000                   58,000                  22,000                  363,905

 Interest income                                        2                       10                       6                      121
                                        ------------------     --------------------    --------------------    ---------------------

 Net income (loss)                      $          (9,871)     $           (76,078)    $           (36,399)    $            235,592
                                        ==================     ====================    ====================    =====================

 Net income (loss) allocated to:
  General Partner                       $             (99)     $              (761)    $              (354)    $              2,356
                                        ==================     ====================    ====================    =====================

  Limited Partners                      $          (9,772)     $           (75,317)   $            (35,045)    $            233,236
                                        ==================     ====================    ====================    =====================

 Net income (loss) per Partnership
   Unit                                 $              (1)     $               (11)   $                 (5)    $                 33
                                        ==================     ====================    ====================    =====================

 Outstanding weighted
  Partnership Units                                 7,000                    7,000                   7,000                    7,000
                                        ==================     ====================    ====================    =====================


                                            See accompanying notes to financial statements
                                                                   4


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                    STATEMENT OF PARTNERS' DEFICIT

                                              For the Nine Months Ended December 31, 2008
                                                              (Unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $        (79,387)     $    (2,143,287)   $      (2,222,674)

Net loss                                                            (761)             (75,317)             (76,078)
                                                        -----------------     ----------------   ------------------

Partners' deficit at December 31, 2008                  $        (80,148)     $    (2,218,604)   $      (2,298,752)
                                                        =================     ================   ==================



                                            See accompanying notes to financial statements
                                                                   5


                                                 WNC HOUSING TAX CREDIT FUND II, L.P.
                                                  (A California Limited Partnership)

                                                        STATEMENT OF CASH FLOWS

                                           For the Quarterly Period Ended December 31, 2008
                                                              (Unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:
 Net income (loss)                                                       $            (76,078)     $       235,592
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Change in accrued fees and expenses due to
        General Partner and affiliates                                                105,824              (37,981)
      Gain on sale of Local Limited Partnerships                                      (58,000)            (341,905)
                                                                         ---------------------     ----------------

       Net cash used in operating activities                                          (28,254)            (144,294)
                                                                         ---------------------     ----------------

Cash flows from investing activities:

      Proceeds from sale of Local Limited Partnership                                  58,000              341,905
                                                                         ---------------------     ----------------

        Net cash provided by investing activities                                      58,000              341,905

Cash flows used in financing activities:
      Distributions to Limited Partners                                                     -             (238,265)
                                                                         ---------------------     ----------------

            Net cash used in financing activities                                           -             (238,265)
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                        29,746              (40,654)

Cash, beginning of period                                                              36,267               75,484
                                                                         ---------------------     ----------------

Cash, end of period                                                      $             66,013      $        34,830
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

 Taxes paid                                                              $                  -      $             -
                                                                         =====================     ================

SIGNIFICANT NONCASH OPERATING AND INVESTING ACTIVITIES - Taxes
paid to  the State of Wisconsin as a result of the disposition of one  Housing Complex made  directly by the closing agent of
the transaction                                                          $                  -     $         22,000
                                                                         =====================     ================

                                            See accompanying notes to financial statements
                                                                   6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

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

Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnershi's investments. Some of those risks include the following:

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

During the quarter ended December 31, 2008, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland"), and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707 and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above the appraised value was less than the outstanding debt for Ashland but the Partnership was able to negotiate $25,000 from the purchaser as a transaction

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. The total cash received for these two dispositions was $58,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

Subsequent to December 31, 2008, the Partnership sold its Limited Partnership interests in Cherokee Square Ltd. ("Cherokee"). Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544. Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee had an appraisal value less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The $20,000 received for Cherokee is being kept in the Partnership reserves to pay the costs incurred related to the disposition and any other operating expenses of the Partnership.

During the year ended March 31, 2008, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SE") regarding the adoption of a Plan of Liquidation. Definitive materials were filed with the SEC on March 26, 2008. During the quarter ended June 30, 2008, on May 1, 2008 additional definitive materials were filed with the SEC reminding the Limited Partners to send their votes in as the deadline was approaching. The proxy received majority votes in favor of the liquidation plan on May 12, 2008.

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Managemen's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The  Partnership  does not  consolidate the accounts and activities of the Local

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2008 all the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in 24 and 26 Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 674 and 744 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $          2,636,000        $         2,704,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                            342,000                    450,000
                 Depreciation and amortization                               544,000                    604,000
                 Operating expenses                                        1,967,000                  2,025,000
                                                                ---------------------       --------------------
                     Total expenses                                        2,853,000                  3,079,000
                                                                ---------------------       --------------------

               Net loss                                         $           (217,000)       $          (375,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $           (214,000)       $          (367,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                  -        $                 -
                                                                =====================       ====================

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $102,975 and $106,141 were incurred during the nine months ended December 31, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $2,500 and $106,114 of those fees during the nine months ended December 31, 2008 and 2007, respectively.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $5,000 and $46,587 during the nine months ended December 31, 2008 and 2007, respectively.

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

The accrued fees and expenses due to the General Partners and/or its affiliates consist of the following at:

                                                                     December 31, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partner or affiliates
          on behalf of the Partnership                             $              49,231        $         43,882
       Accrual asset management fee                                            2,315,534               2,215,059
                                                                   ----------------------       -----------------

       Total                                                       $           2,364,765        $      2,258,941
                                                                   ======================       =================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Partnership sold its Limited Partnership interests in Cherokee Square Ltd. ("Cheroke"). Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544. Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although, Cherokee

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 4 - SUBSEQUENT EVENTS, continued

had an appraisal value less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The $20,000 received for Cherokee is being kept in the Partnership reserves to pay the costs incurred related to the disposition and any other operating expenses of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2008 consisted of $66,000 in cash. Liabilities at December 31, 2008 consisted of $2,365,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007. The Partnership's net loss for the three months ended December 31, 2008 was $(10,000) reflecting a decrease of approximately $26,000 from the $(36,000) net loss for the three months ended December 31, 2007. The decrease in net loss was primarily due to a $58,000 gain on sale of Local Limited Partnerships for the three months ended December 31, 2008 compared to a $22,000 gain on sale for the three months ended December 31, 2007. There was a $(19,000) increase in legal and accounting fees due to the timing of work being performed, which was partially offset by a $10,000 decrease in taxes and other operating expenses. The changes in operating expenses were due in large part to appraisal fees and taxes incurred related to the disposition of Local Limited Partnerships during the three months ended December 31, 2008. In addition, there was a decrease of $(1,000) in distribution income. Distribution income fluctuates from year to year due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007. The Partnership's net loss for the nine months ended December 31, 2008 was $(76,000), reflecting a change of approximately $(312,000) from the $236,000 net income experienced for the nine months ended December 31, 2007. The change was primarily due to a decrease of $(306,000) in gain on sale of Local Limited Partnerships to $58,000 for the nine months ended December 31, 2008 from a $364,000 gain on sale for the nine months ended December 31, 2007. In addition, there was an increase of $(6,000) in loss from operations. The increase in loss from operations was due partly to an increase of $(14,000) increase in legal and accounting fees due to the timing of work being performed and a decrease of $(5,000) in operating income due to the fact that distributions, reporting fees are only paid when Local Limited Partnership have available cash flows. These change were offset by a decrease of $10,000 in other operating expenses due to appraisal fees and taxes incurred related to the disposition of Local Limited Partnerships during the nine months ended December 31, 2008, and a decrease of $3,000 in asset management fees. As Local Limited Partnership are sold the Invested Assets decrease thereby decreasing the asset management annually.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007. Net increase in cash during the nine months ended December 31, 2008 was $30,000 compared to a net decrease in cash for the nine months ended December 31, 2007 of $(41,000). The change was primarily due to the fact that during the nine months ended December 31, 2008 the Partnership paid $3,000 of accrued asset management fees to the General Partners or its affiliates along with $5,000 paid to the General Partners for reimbursements of expenses paid by the General Partner on behalf of the Partnership compared to $106,000 and $47,000, respectively, for the nine months ended December 31, 2007. During the nine months ended December 31, 2008 the Partnership received $58,000 in proceeds from the sale of Local Limited Partnerships compared to $342,000 received for the nine months ended December 31, 2007. The Partnership made no distributions to the General Partners or Limited Partners during the nine months ended December 31, 2008 compared to $(238,000) paid in distributions during the nine months ended December 31, 2007.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

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

(b)      Changes in internal controls

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By: WNC Financial Group, L.P.     General Partner of Registrant

By:  WNC & Associates, Inc.       General Partner of WNC Financial Group, L.P.




By: /s/  Wilfred N. Cooper, Jr.
        -----------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  July 31, 2009




By:  /s/ Thomas J. Riha
         --------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2009