Form 10-K
period 2009-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2009-08-13
CIK 860331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

The Partnership originally invested in twenty-seven Local Limited Partnerships, three of which have been sold or otherwise disposed of as of March 31, 2009. Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. All of the Local Limited Partnerships have completed the 15-year compliance period. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009. All Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2009.

Housing Complexes Disposed
--------------------------

As of March 31, 2008 the Partnership sold the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership.

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

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland, but the Partnership was able to negotiate $25,000 from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. The total cash received for both dispositions was $58,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

Subsequent to March 31, 2009, the Partnership sold its Limited Partnership interests in Cherokee Square Ltd. ("Cherokee"). Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544. Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although Cherokee had an appraisal value less than its outstanding debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner in April 2009. The Partnership received the $20,000 for the disposition which is being kept in the Partnerships reserves to pay the costs incurred related to the disposition and other operating expenses of the Partnership.

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

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $129,000, $32,000 and $143,000 for the years ended March 31, 2009, 2008 and 2007 respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $116,000 per year through the termination of the Partnership, which must occur no later than December 31, 2045. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

         Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-four Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:


                                                                    ------------------------   -------------------------------------
                                                                      AS OF MARCH 31, 2009           AS OF DECEMBER 31, 2008
                                                                    ------------------------   -------------------------------------
                                                                    PARTNERSHIP'S                         ESTIMATED      MORTGAGE
                                                                        TOTAL      AMOUNT OF              AGGREGATE     BALANCES OF
                                                                    INVESTMENT IN  INVESMENT              LOW INCOME        LOCAL
LOCAL LIMITED                                GENERAL PARTNER         LOCAL LIMITED  PAID TO      NUMBER   HOUSING TAX      LIMITED
PARTNERSHIP NAME         LOCATION            NAME                    PARTNERSHIP     DATE       OF UNITS   CREDITS (1)   PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Airport Road            Slidell, Louisiana   Clifford E. Olsen,       $ 334,000    $334,000         40     $ 695,000     $1,405,000
Associates, Limited                          Olsen Securities
                                             Corporation

Am-Kent Associates,     Amite & Kentwood,    Olsen Securities           232,000     232,000         32       585,000      1,081,000
Ltd.                    Louisiana            Corporation

Arizona I Limited       Showlow, Arizona     Western States             320,000     320,000         42       617,000      1,439,000
Partnership                                  Housing Corporation
                                             and Joe W. Roberts
                                             Company

Brantley Housing,       Brantley, Alabama    Thomas H. Cooksey and      108,000     108,000         19       287,000        553,000
Ltd.                                         Apartment Developers,
                                             Inc.

Brian's Village         Mannford, Oklahoma   Robert W. Green and        176,000     176,000         28       374,000        730,000
Apartments, an Oklahoma                      Emerald Development
Limited Partnership                          Co., Inc.

Candleridge Apartments  Perry, Iowa          Eric A Sheldahl             93,000      93,000         23       224,000        560,000
of Perry, L.P.

Candleridge Apartments  Runnells, Iowa       Eric A. Sheldahl            58,000      58,000         15       141,000        339,000
of Runnells, L.P.




                                                                    ------------------------   -------------------------------------
                                                                      AS OF MARCH 31, 2009           AS OF DECEMBER 31, 2008
                                                                    ------------------------   -------------------------------------
                                                                    PARTNERSHIP'S                         ESTIMATED      MORTGAGE
                                                                        TOTAL      AMOUNT OF              AGGREGATE     BALANCES OF
                                                                    INVESTMENT IN  INVESMENT              LOW INCOME        LOCAL
LOCAL LIMITED                                GENERAL PARTNER         LOCAL LIMITED  PAID TO      NUMBER   HOUSING TAX      LIMITED
PARTNERSHIP NAME         LOCATION            NAME                    PARTNERSHIP     DATE       OF UNITS   CREDITS (1)   PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Casa Allegre Limited    Las Vegas, New       Western States Housing     318,000     318,000         42       635,000      1,270,000
Partnership             Mexico               Corporation, ABO
                                             Corporation and Alan
                                             D. Nofsker

Castroville Village,   Castroville, Texas    Doublekaye Corp and        165,000     165,000         40       426,000        878,000
Ltd.                                         Gary L. Kersch

Cherokee Square, L.P.  Rogersville,          Douglas B. Parker and      202,000     202,000         31       418,000        941,000
(2)                    Tennessee             Billy D. Cobb

Divall Midland         Port Washington,     Gary J. DiVall              234,000     234,000         32       489,000      1,114,000
Associates Limited     Wisconsin
Partnership II

Eclectic Housing,      Eclectic, Alabama    Thomas H. Cooksey and        74,000      74,000         15       216,000        376,000
Ltd.                                        Apartment Developers,
                                            Inc.

Elizabeth Square       Raceland, Louisiana  Olsen Securities Corp.      356,000     356,000         48       748,000      1,401,000
Associates, Ltd.

Emory Capital, L.P.    Emory, Texas         1600 Capital Company,        85,000      85,000         16       175,000        357,000
                                            Inc.

Emory Manor, L.P.      Emory, Texas         1600 Capital Company,       128,000     128,000         24       206,000        533,000
                                            Inc.

Idalou Manor, L.P.     Idalou, Texas        1600 Capital Company,       122,000     122,000         24       290,000        598,000
                                            Inc.

Jefferson Capital,     Jefferson, Texas     1600 Capital Company,       167,000     167,000         30       269,000        690,000
L.P.                                        Inc.





                                                                    ------------------------   -------------------------------------
                                                                      AS OF MARCH 31, 2009           AS OF DECEMBER 31, 2008
                                                                    ------------------------   -------------------------------------
                                                                    PARTNERSHIP'S                         ESTIMATED      MORTGAGE
                                                                        TOTAL      AMOUNT OF              AGGREGATE     BALANCES OF
                                                                    INVESTMENT IN  INVESMENT              LOW INCOME        LOCAL
LOCAL LIMITED                                GENERAL PARTNER         LOCAL LIMITED  PAID TO      NUMBER   HOUSING TAX      LIMITED
PARTNERSHIP NAME         LOCATION            NAME                    PARTNERSHIP     DATE       OF UNITS   CREDITS (1)   PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Jefferson Manor, L.P.  Jefferson, Texas     1600 Capital Company,       179,000     179,000         32       362,000        738,000
                                            Inc.

Littlefield Manor,     Littlefield, Texas   1600 Capital Company,       118,000     118,000         24       280,000        574,000
L.P.                                        Inc.

Perry County Housing,  Uniontown, Alabama   Thomas H. Cooksey and        82,000      82,000         15       215,000        423,000
Ltd.                                        Apartment Developers,
                                            Inc.

Pine Hill Housing,     Pine Hill, Alabama   Thomas H. Cooksey and       105,000     105,000         19       267,000        529,000
Ltd.                                        Apartment Developers,
                                            Inc.

Rociada Partners Ltd.  Hereford, Texas      Richard Lee (Rick)          154,000     154,000         28       316,000        702,000
                                            Brown

Wadley Housing, Ltd.   Wadley, Alabama      Thomas H. Cooksey and        76,000      76,000         15       213,000        423,000
                                            Apartment Developers,
                                            Inc.

Whitewater Woods       Whitewater,          Thomas G. Larson            301,000     301,000         40       603,000      1,252,000
Limited Partnership    Wisconsin            William H. Larson, and
                                            Raymond L. Tetzlaff
                                                                    -----------   ---------      -----   -----------   -------------

                                                                    $ 4,187,000 $ 4,187,000        674   $ 9,051,000   $ 18,906,000
                                                                    =========== ===========      =====   ===========   ============


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

(2) The Partnership sold its Limited Partnership interest in this Local Limited Partnership subsequent to March 31, 2009.




                                         ----------------------------------------------------------------
                                                      FOR THE YEAR ENDED DECEMBER 31, 2008
                                         ----------------------------------------------------------------
                                                                                  LOW INCOME HOUSING TAX
                                                                                  CREDITS ALLOCATED TO
LOCAL LIMITED PARTNERSHIP NAME           RENTAL INCOME     NET INCOME (LOSS)            PARTNERSHIP
---------------------------------        -------------     -----------------      -----------------------


Airport Road Associates, Limited            $233,000            $(30,000)                     99%

Am-Kent Associates, Ltd.                     223,000             (31,000)                     99%

Arizona I Limited Partnership                222,000             (35,000)                     99%

Brantley Housing, Ltd.                        86,000              (1,000)                     99%

Brian's Village Apartments, an
Oklahoma Limited Partnership                 137,000              (7,000)                     99%

Candleridge Apartments of
Perry, L.P.                                  128,000             (22,000)                     99%

Candleridge Apartments of
Runnells, L.P.                               102,000                1,000                     99%

Casa Allegre Limited Partnership             224,000                9,000                     99%

Castroville Village, Ltd.                    214,000             (15,000)                     99%

Cherokee Square, L.P. (1)                    130,000              (5,000)                     99%

Divall Midland Associates
Limited Partnership II                       151,000             (31,000)                     99%

Eclectic Housing, Ltd.                        71,000                4,000                     99%

Elizabeth Square Associates,
Ltd.                                         246,000             (23,000)                     99%

Emory Capital, L.P.                           66,000             (20,000)                     99%

Emory Manor, L.P.                             97,000              (7,000)                     99%

Idalou Manor, L.P.                            98,000              (2,000)                     99%

Jefferson Capital, L.P.                      117,000              (9,000)                     99%

Jefferson Manor, L.P.                        116,000             (11,000)                     99%

Littlefield Manor, L.P.                       90,000             (20,000)                     99%

     (1)  The Partnership sold its Limited Partnership interest in this Local
          Limited Partnership subsequent to March 31, 2009.




                                         ----------------------------------------------------------------
                                                      FOR THE YEAR ENDED DECEMBER 31, 2008
                                         ----------------------------------------------------------------
                                                                                  LOW INCOME HOUSING TAX
                                                                                  CREDITS ALLOCATED TO
LOCAL LIMITED PARTNERSHIP NAME           RENTAL INCOME     NET INCOME (LOSS)            PARTNERSHIP
---------------------------------        -------------     -----------------      -----------------------
Airport Road Associates, Limited            $233,000            $(30,000)                     99%

Perry County Housing, Ltd.                    70,000              (2,000)                     99%

Pine Hill Housing, Ltd.                       89,000              (5,000)                     99%

Rociada Partners Ltd.                        116,000             (20,000)                     99%

Wadley Housing, Ltd.                          79,000              16,000                      99%

Whitewater Woods Limited
Partnership                                  183,000             (23,000)                     99%
                                         -----------           ---------

                                         $ 3,288,000           $(289,000)
                                         ===========           =========







WNC Housing Tax Credit Fund II, L.P.
March 31, 2009
                                                                                                OCCUPANCY RATES
                                                                    ----------------------------------------------------------------
                                                                                              AS OF DECEMBER 31,
                                                                    ----------------------------------------------------------------
    LOCAL LIMITED
   PARTNERSHIP NAME    LOCATION             GENERAL PARTNER NAME              2008        2007        2006        2005        2004
------------------------------------------------------------------------------------------------------------------------------------

Airport Road           Slidell, Louisiana    Clifford E. Olsen,                 95%         93%         98%         98%         98%
Associates, Limited                          Olsen Securities
                                             Corporation

Am-Kent Associates,    Amite & Kentwood,     Olsen Securities                  100%         97%         94%         97%        100%
Ltd.                   Louisiana             Corporation

Arizona I Limited      Showlow, Arizona      Western States                     86%         88%         93%        100%         81%
Partnership                                  Housing Corporation
                                             and Joe W. Roberts
                                             Company

Ashland Investment     Ashland, Oregon       Ronald D. Bettencourt             N/A          98%         98%        100%         98%
Group, an Oregon
Limited Partnership

Brantley Housing,      Brantley, Alabama     Thomas H. Cooksey and              89%         84%         89%         89%         89%
Ltd.                                         Apartment Developers, Inc.

Brian's Village        Mannford, Oklahoma    Robert W. Green and               100%         96%         93%        100%         96%
Apartments, an                               Emerald Development
Oklahoma Limited                             Co., Inc.
Partnership

Candleridge            Perry, Iowa           Eric A Sheldahl                    74%         91%         87%        100%         87%
Apartments of
Perry, L.P.

Candleridge            Runnells, Iowa        Eric A. Sheldahl                   93%         93%        100%        100%        100%
Apartments of
Runnells, L.P.




WNC Housing Tax Credit Fund II, L.P.
March 31, 2009

                                                                                                OCCUPANCY RATES
                                                                    ----------------------------------------------------------------
                                                                                              AS OF DECEMBER 31,
                                                                    ----------------------------------------------------------------
    LOCAL LIMITED
   PARTNERSHIP NAME    LOCATION             GENERAL PARTNER NAME              2008        2007        2006        2005        2004
------------------------------------------------------------------------------------------------------------------------------------

Casa Allegre Limited   Las Vegas, New Mexico Western States Housing
Partnership                                  Corporation, ABO
                                             Corporation and Alan D.
                                             Nofsker                            98%        100%         95%        100%        100%

Castroville Village,   Castroville, Texas    Doublekaye Corp and Gary
Ltd.                                         L. Kersch                         100%         98%         98%         95%         98%

Cherokee Square, L.P.  Rogersville,          Douglas B. Parker and
                       Tennessee             Billy D. Cobb                     100%         97%         94%         94%        100%

Divall Midland         Port Washington,      Gary J. DiVall
Associates Limited     Wisconsin
Partnership II                                                                  91%         97%         94%        100%        100%

Eclectic Housing, Ltd. Eclectic, Alabama     Thomas H. Cooksey and
                                             Apartment Developers, Inc.         93%         93%        100%        100%        100%

Elizabeth Square       Raceland, Louisiana   Olsen Securities Corp.
Associates, Ltd.                                                                83%         98%         98%        100%        100%

Emory Capital, L.P.    Emory, Texas          1600 Capital Company, Inc.         88%        100%        100%         88%        100%

Emory Manor, L.P.      Emory, Texas          1600 Capital Company, Inc.         96%         96%         96%        100%         96%

Idalou Manor, L.P.     Idalou, Texas         1600 Capital Company, Inc.         88%         96%         96%        100%        100%

Jefferson Capital,     Jefferson, Texas      1600 Capital Company, Inc.
L.P.                                                                            93%         97%         97%         93%         97%



WNC Housing Tax Credit Fund II, L.P.
March 31, 2009

                                                                                                OCCUPANCY RATES
                                                                    ----------------------------------------------------------------
                                                                                              AS OF DECEMBER 31,
                                                                    ----------------------------------------------------------------
    LOCAL LIMITED
   PARTNERSHIP NAME    LOCATION             GENERAL PARTNER NAME              2008        2007        2006        2005        2004
------------------------------------------------------------------------------------------------------------------------------------

Jefferson Manor, L.P.  Jefferson, Texas      1600 Capital Company, Inc.         91%        100%         94%         97%         97%

Lake View Limited      Beaver Dam, Wisconsin Tomas L Larson,
Partnership                                  William H. Larson, and
                                             Raymond L. Tetzlaff                N/A         N/A         95%         90%         93%

Littlefield Manor,     Littlefield, Texas    1600 Capital Company, Inc.
L.P.                                                                            96%         96%        100%         96%         92%

Perry County Housing,  Uniontown, Alabama    Thomas H. Cooksey and
Ltd.                                         Apartment Developers, Inc.         80%         80%         80%         93%         87%

Pine Hill Housing,     Pine Hill, Alabama    Thomas H. Cooksey and
Ltd.                                         Apartment Developers, Inc.         89%        100%         89%         95%         84%

Rociada Partners Ltd.  Hereford, Texas       Richard Lee (Rick) Brown           89%        100%         96%        100%        100%

Wadley Housing, Ltd.   Wadley, Alabama       Thomas H. Cooksey and
                                             Apartment Developers, Inc.         93%         87%         73%         60%         80%

Whitewater Woods       Whitewater, Wisconsin Thomas G. Larson, William
Limited Partnership                          H. Larson, and Raymond L.
                                             Tetzlaff                           98%         98%         95%         80%         88%

Willcox Investment     Willcox, Arizona      John P. Casper
Group, an Arizona
Limited Partnership                                                             N/A         90%         87%        100%         97%
                                                                                ---         ---        ---        ----         ---

                                                                                92%         95%         94%         95%         94%
                                                                                ===         ===        ===        ====         ===

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.



                                                      20

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

(b) At March 31, 2009, there were 559 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2009, 2008 and 2007, the Partnership made cash distributions to the Limited Partners of $0, $238,265 and $0, which equated to $0, $34.04 and $0 per Partnership Unit, respectively.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2009.

ITEM 5b. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5c. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

NONE

ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                            FOR THE YEARS ENDING MARCH 31,
                                     -------------------------------------------------------------------------------
                                        2009              2008            2007             2006              2005
                                     -----------      -----------      -----------      -----------      -----------

ASSETS
Cash                                 $    21,720      $    36,267      $    75,484      $    83,339      $    83,245
Investments in Local Limited
  Partnerships, net                           --               --               --               --               --
                                     -----------      -----------      -----------      -----------      -----------

       Total Assets                  $    21,720      $    36,267      $    75,484      $    83,339      $    83,245
                                     ===========      ===========      ===========      ===========      ===========

LIABILITIES
Accrued fees and expenses due to
General Partner and affiliates       $ 2,353,511      $ 2,258,941      $ 2,221,528      $ 2,058,634      $ 1,900,629
Accounts payable                              --               --            1,575               --               --
                                     -----------      -----------      -----------      -----------      -----------

Total Liabilities                      2,353,511        2,258,941        2,223,103        2,058,634        1,900,629

         PARTNERS' DEFICIT            (2,331,791)      (2,222,674)      (2,147,619)      (1,975,295)      (1,817,384)
                                     -----------      -----------      -----------      -----------      -----------

         Total Liabilities and
         Partners' Deficit           $    21,720      $    36,267      $    75,484      $    83,339      $    83,245
                                     ===========      ===========      ===========      ===========      ===========





Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                             FOR THE YEARS ENDED
                                                                  MARCH 31,
                                    ----------------------------------------------------------------------
                                       2009          2008           2007           2006            2005
                                    ---------      ---------      ---------      ---------      ---------
Loss from operations                $(167,133)     $(200,820)     $(172,661)     $(158,312)     $(160,844)
Gain on sale of Local
   Limited Partnerships                58,000        363,905             --             --             --
Interest income                            16            125            337            401            283
                                    ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS)                   $(109,117)     $ 163,210      $(172,324)     $(157,911)      (160,561)
                                    =========      =========      =========      =========      =========

NET INCOME (LOSS) ALLOCATED TO:

   General Partner                  $  (1,091)     $   1,632      $  (1,724)     $  (1,579)     $  (1,605)
                                    =========      =========      =========      =========      =========
   Limited Partners                 $(108,026)     $ 161,578      $(170,600)     $(156,332)     $(158,956)
                                    =========      =========      =========      =========      =========
NET INCOME (LOSS) PER
  PARTNERSHIP UNIT                  $  (15.43)     $   23.08      $  (24.38)     $  (22.33)     $  (22.71)
                                    =========      =========      =========      =========      =========
OUTSTANDING WEIGHTED
  PARTNERSHIP UNITS                     7,000          7,000          7,000          7,000          7,000
                                    =========      =========      =========      =========      =========


                                                        FOR THE YEARS ENDED
                                                             MARCH 31,
                              --------------------------------------------------------------------
                                2009            2008           2007          2006          2005
                              ---------      ---------      ---------      ---------     ---------

NET CASH PROVIDED BY
 (USED IN):
   Operating activities       $ (72,547)     $(164,857)     $  (7,855)     $      94     $ (18,466)
   Investing activities          58,000        363,905             --             --            --
   Financing activities              --       (238,265)            --             --            --
                              ---------      ---------      ---------      ---------     ---------
NET CHANGE IN CASH              (14,547)       (39,217)        (7,855)            94       (18,466)

CASH, BEGINNING OF PERIOD        36,267         75,484         83,339         83,245       101,711
                              ---------      ---------      ---------      ---------     ---------

CASH, END OF PERIOD           $  21,720      $  36,267      $  75,484      $  83,339     $  83,245
                              =========      =========      =========      =========     =========


Low Income Housing Credits per Partnership Unit were as follows for the years ended December 31:

                                 2008          2007           2006           2005          2004
                              ---------      ---------      ---------      ---------     ---------

Federal                       $      --      $      --      $      --      $       1     $       6

State                                --             --             --             --            --
                              ---------      ---------      ---------      ---------     ---------

Total                         $      --      $      --      $      --      $       1     $       6
                              =========      =========      =========      =========     ==========


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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

FINANCIAL CONDITION

The Partnership's assets at March 31, 2009 consisted of $22,000 in cash. Liabilities at March 31, 2009 primarily consisted of $2,344,00 of accrued asset management fees and $10,000 in advance payables due to the General Partner. (See "Future Contractual Cash Obligations' below).

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The Partnership's net loss for the year ended March 31, 2009 was $(109,000), reflecting a change of $(272,000) from the net income of $163,000 experienced for the year ended March 31, 2008. The increase in net loss is primarily due to the $(306,000) decrease in the gain on sale of a Local Limited Partnership. For the year ended March 31, 2008 there was a $364,000 gain on disposal from the sale of one Housing Complex, compared to a $58,000 gain for the year ended March 31, 2009 as a result of the Partnership selling its Limited Partnership interests in two Local Limited Partnerships during the year ended March 31, 2008. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. For the year ended March 31, 2009 there was also a $7,000 decrease in asset management fees. The fee is the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. The decrease is due to the fact that during the year ended March 31, 2008 one Local Limited Partnership was sold and two other Local Limited Partnerships were sold during the year ended March 31, 2009. Therefore, the annual amount earned decreased. Legal and accounting expenses decreased by $24,000 due to the timing of the accounting and legal work being performed. Additionally there was a $(16,000) decrease in distribution income which was partially offset by a $5,000 increase in reporting fees. The current year variances are due to the fact that Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The taxes decreased by $22,000 due to a tax that was paid to the state of Wisconsin related to the disposition of Lake View during the year ended March 31, 2008. The appraisal expenses increased by $(12,000) due to the fact that the Partnership paid for the appraisals for the two Local Limited Partnerships interests that were sold during the year ended March 31, 2009 and subsequently. The appraisal expenses related to the disposition during the year ended March 31, 2008 were paid through the escrow.

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 Net decrease in cash during the year ended March 31, 2009 was $(15,000) compared to net decrease in cash for the year ended March 31, 2008 of $(39,000). The decrease of $24,000 in net cash used is partially due to the $109,000 in accrued asset management fees paid during the year ended March 31, 2008 compared to $5,000 in accrued asset management fees paid during the year ended March 31, 2009. The Partnership also reimbursed the General Partner or an affiliate $47,000 for operating expenses incurred by the Partnership and paid for by the General Partner for the year ended March 31, 2008 compared to $73,000 being paid during the year ended March 31, 2009. Between the accrued asset management fees and reimbursement of operating expenses there was a net decrease in cash used of $78,000 for the year ended March 31, 2009. The Partnership paid a greater amount of accrued asset management fees during the year ended March 31, 2008 due to the cash proceeds that were received from the disposition of Lake View. During the year ended March 31, 2008 the Partnership paid $(238,000) in distributions to the Limited Partners as a result of the disposition of Lake View compared to no distributions paid during the year ended March 31, 2009. There was also $(22,000) in taxes paid to the state of Wisconsin related to the disposition of Lake View for the year ended March 31, 2008. The $(2,000) of accounts payable paid during the year ended March 31, 2008 contributed to the decrease in cash used for the year ended March 31, 2009. During the year ended March 31, 2009 the Partnership received $58,000 for the sale of its Limited Partnership interests in two Local Limited Partnerships compared to the $364,000 the Partnership received for the disposition of Lake View during the year ended March 31, 2008, resulting in $(306,000) less cash received by the Partnership. As explained above, the cash received as a result of a sale of a Local Limited Partnership can vary greatly depending on the value of the underlying Housing Complex of each Local Limited Partnership. The Partnership also received $(10,000) less in operating income due to the fact that reporting fees and distribution income are paid to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $95,000, $37,000 and $163,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2009:

                               2010         2011         2012         2013         2014      THEREAFTER     TOTAL
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Asset management fees (1)   $2,459,815   $  116,231   $  116,231   $  116,231   $  116,231   $3,603,161   $6,527,900
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total contractual cash
   obligations              $2,459,815   $  116,231   $  116,231   $  116,231   $  116,231   $3,603,161   $6,527,900
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1)  Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. Also, the disposal that occurred subsequent to March 31, 2009 has been taken into account to determine future obligations. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.


                                                        29

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

NOT APPLICABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund II, L.P.

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Bethesda, Maryland
August 11, 2009
                                       31


                           WNC HOUSING TAX CREDIT FUND II, L.P.
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                      BALANCE SHEETS



                                                                        MARCH 31,
                                                                --------------------------
                                                                   2009            2008
                                                                -----------    -----------

ASSETS

Cash                                                             $    21,720    $    36,267
Investments in Local Limited Partnerships, net (Notes 2 and 3)            --             --
                                                                 -----------    -----------

    Total Assets                                                 $    21,720    $    36,267
                                                                 ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                         $ 2,353,511    $ 2,258,941
                                                                 -----------    -----------

Partners' Deficit:
    General Partner                                                  (80,478)       (79,387)
    Limited Partners (12,000 Partnership Units authorized;
     7,000 Partnership Units issued and outstanding)              (2,251,313)    (2,143,287)
                                                                 -----------    -----------

      Total Partners' Deficit                                     (2,331,791)    (2,222,674)
                                                                 -----------    -----------

             Total Liabilities and Partners' Deficit             $    21,720    $    36,267
                                                                 ===========    ===========


                      See accompanying notes to financial statements




                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                 FOR THE YEARS ENDED MARCH 31,
                                             -----------------------------------

                                               2009         2008         2007
                                             ---------    ---------    ---------

Distribution income                          $      --    $  15,494    $   9,572
Reporting fees                                   5,845          850        3,642
                                             ---------    ---------    ---------

Total income                                     5,845       16,344       13,214
                                             ---------    ---------    ---------

Operating expenses:
   Asset management fees (Note 3)              133,525      140,466      144,900
   Legal and accounting                         22,980       46,832       35,500
   Taxes                                           800       22,800          800
   Appraisal expenses                           12,290           --           --
   Other                                         3,383        7,066        4,675
                                             ---------    ---------    ---------

    Total operating expenses                   172,978      217,164      185,875
                                             ---------    ---------    ---------

Loss from operations                          (167,133)    (200,820)    (172,661)

Gain on sale of Local Limited Partnerships      58,000      363,905           --

Interest income                                     16          125          337
                                             ---------    ---------    ---------

Net income (loss)                            $(109,117)   $ 163,210    $(172,324)
                                             =========    =========    =========

Net income (loss) allocated to:
   General Partner                           $  (1,091)   $   1,632    $  (1,724)
                                             =========    =========    =========

   Limited Partners                          $(108,026)   $ 161,578    $(170,600)
                                             =========    =========    =========

Net income (loss) per Partnership Unit       $  (15.43)   $   23.08    $  (24.38)
                                             =========    =========    =========

Outstanding weighted Partnership Units           7,000        7,000        7,000
                                             =========    =========    =========


                 See accompanying notes to financial statements




                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' DEFICIT

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007


                                        GENERAL       LIMITED
                                        PARTNER       PARTNERS         TOTAL
                                      -----------    -----------    -----------


Partners' deficit at March 31, 2006   $   (79,295)   $(1,896,000)   $(1,975,295)

Net loss                                   (1,724)      (170,600)      (172,324)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2007       (81,019)    (2,066,600)    (2,147,619)

Net income                                  1,632        161,578        163,210

Distributions                                  --       (238,265)      (238,265)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2008       (79,387)    (2,143,287)    (2,222,674)

Net loss                                   (1,091)      (108,026)      (109,117)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2009   $   (80,478)   $(2,251,313)   $(2,331,791)
                                      ===========    ===========    ===========


                 See accompanying notes to financial statements




                           WNC HOUSING TAX CREDIT FUND II, L.P.
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                 STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED MARCH 31,
                                                        2009         2008          2007
                                                      ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                   $(109,117)   $ 163,210    $(172,324)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Change in accrued fees and expenses due to
         General Partner and affiliates                  94,570       37,413      162,894
     Change in accounts payable                              --       (1,575)       1,575
     Gain on sale of investment in Local Limited
         Partnerships                                   (58,000)    (363,905)          --
                                                      ---------    ---------    ---------

Net cash used in operating activities                   (72,547)    (164,857)      (7,855)
                                                      ---------    ---------    ---------

Cash flows provided by investing activities:
  Proceeds from sale of investment in Local
    Limited Partnerships                                 58,000      363,905           --
                                                      ---------    ---------    ---------

          Net cash provided by investing activities      58,000      363,905           --
                                                      ---------    ---------    ---------

Cash flows used in financing activities:
    Distributions to Limited Partners                        --     (238,265)          --
                                                      ---------    ---------    ---------

          Net cash used in financing activities              --     (238,265)          --
                                                      ---------    ---------    ---------

Net decrease in cash                                    (14,547)     (39,217)      (7,855)

Cash, beginning of period                                36,267       75,484       83,339
                                                      ---------    ---------    ---------

Cash, end of period                                   $  21,720    $  36,267    $  75,484
                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
     Taxes paid                                       $     800    $     800    $     800
                                                      =========    =========    =========

SIGNIFICANT NONCASH OPERATING AND INVESTING
ACTIVITIES - Taxes paid to the State of
Wisconsin as a result of the disposition of
one Housing Complex made directly by the
closing agent of the transaction                      $      --    $  22,000    $      --
                                                      =========    =========    =========



                      See accompanying notes to financial statements



                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009. All Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2009.

During the year ended March 31, 2008 the Partnership sold the Housing Complex of one Local Limited Partnership, Lake View, a California limited partnership ("Lake View"). Lake View owns the Lake View Apartments (the"Lake View Properties") located in Beaver Dam, Wisconsin.

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

The disposition of Lake View Property was closed on August 29, 2007. The Housing Complex sold for $1,757,000. The General Partner of Lake View Property was paid approximately $157,000, the existing mortgage in the amount of $1,208,000 was paid, $364,000 was distributed to the Partnership and the remaining $17,000 was used to pay for title, escrow and legal expenses relating to the disposition. And additional $10,000 was being held to pay for the final audit and tax return preparation. On August 29, 2007 the Partnership received a cash distribution in the amount of $342,000 the other $22,000 was being held with the attorney to pay the Partnership's non-resident state income tax in relation to the disposition. On December 17, 2007, the Partnership distributed $238,000 to the Limited Partners as outlined in the proxy. The remaining $104,000 was maintained in the Partnership to reimburse for funded reserves of $102,000 and proxy costs of $2,000.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

on March 26, 2008. On May 1, 2008 additional definitive materials were filed with the SEC reminding the Limited Partners to send their votes in as the deadline was approaching. The proxy received majority votes in favor of the liquidation plan on May 12, 2008.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interests in Ashland Investment Group ("Ashland") and Wilcox Investment Group ("Wilcox"). Ashland was appraised with a value of $960,000 and the outstanding mortgage debt was $1,342,707, and Wilcox was appraised at $1,060,000 and had outstanding mortgage debt of $1,026,339. Both Ashland and Wilcox were subject to terms contained within an Option Agreement. Per each Option Agreement the Local General Partner could purchase the Limited Partnership interest for the appraised value at restricted rents. As noted above, the appraised value was less than the outstanding debt for Ashland, but the Partnership was able to negotiate $25,000 from the purchaser as a transaction fee. The Partnership received $33,000 for the sale of its Limited Partnership interest in Wilcox which was the difference between the appraised value and the outstanding debt. The total cash received for both dispositions was $58,000 which is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and other operating expenses of the Partnership.

Subsequent to March 31, 2009, the Partnership sold its Limited Partnership interests in Cherokee Square Ltd. ("Cherokee"). Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544. Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although Cherokee had an appraisal value less than its outstanding debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner in April 2009. The Partnership received the $20,000 for the disposition which is being kept in the Partnerships reserves to pay the costs incurred related to the disposition and other operating expenses of the Partnership. This amount will be included in gain on sale of Local Limited Partnerships during the year ended March 31, 2010.

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009 and 2008, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2009 and 2008, the Partnership owns Local Limited Partnership interests in 24 and 26 Local Limited Partnerships, respectively. As of March 31, 2009 and 2008, these Local Limited Partnership's each own one Housing Complex consisting of an aggregate of 674 and 744, apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008, are approximately $4,814,000 and $4,626,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2009 and 2008, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimates of its share of losses for the years ended March 31, 2009, 2008 and 2007, amounting to approximately $286,000, $357,000 and $505,000, respectively, have not been recognized. As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $5,007,000.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007



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

                        COMBINED CONDENSED BALANCE SHEETS

                                                           2008             2007
                                                        ------------     ------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2008 and 2007 of $13,579,000 and
   $14,023,000 respectively)                            $ 11,843,000     $ 14,300,000
Land                                                       1,139,000        1,274,000
Other assets                                               2,273,000        2,289,000
                                                        ------------     ------------

     Total assets                                       $ 15,255,000     $ 17,863,000
                                                        ============     ============

Liabilities

Mortgage loans payable                                  $ 18,906,000     $ 21,405,000
Due to related parties                                       136,000          175,000
Other liabilities                                            459,000          347,000
                                                        ------------     ------------

     Total liabilities                                    19,501,000       21,927,000
                                                        ------------     ------------

Partners' equity (deficit)

WNC Housing Tax Credit Fund II, L.P.                      (4,814,000)      (4,626,000)
Other partners                                               568,000          562,000
                                                        ------------     ------------

     Total partners' equity (deficit)                     (4,246,000)      (4,064,000)
                                                        ------------     ------------

         Total liabilities and partners' deficit        $ 15,255,000     $ 17,863,000
                                                        ============     ============


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                             2008            2007             2006
                                          -----------     -----------     -----------

Revenues                                  $ 3,515,000     $ 3,675,000     $ 3,681,000
                                          -----------     -----------     -----------

Expenses:
  Operating expenses                        2,623,000       2,738,000       2,754,000
  Interest expense                            456,000         520,000         615,000
  Depreciation and amortization               725,000         778,000         822,000
                                          -----------     -----------     -----------

   Total expenses                           3,804,000       4,036,000       4,191,000
                                          -----------     -----------     -----------

  Net operating loss                      $  (289,000)    $  (361,000)    $  (510,000)
                                          -----------     -----------     -----------

 Net loss allocable to the partnership    $  (286,000)    $  (357,000)    $  (505,000)
                                          ===========     ===========     ===========

Net loss recorded by the partnership      $        --     $        --     $        --
                                          ===========     ===========     ===========

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

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 1.7% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $10,581 which have been included in investments in Local Limited Partnerships. Accumulated amortization of the acquisition costs was $10,581 for all periods presented.

          An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $133,525, $140,466 and $144,900 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively, of which $5,000, $108,613 and $2,000 was paid during the years ended March 31, 2009, 2008 and 2007, respectively.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

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

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $73,408, $46,587 and $19,406 during the years ended March 31, 2009, 2008 and 2007 respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                               MARCH 31,
                                                        ------------------------
                                                           2009          2008
                                                        ----------    ----------

Expenses paid by the General Partner
   or an affiliate on behalf of the Partnership         $    9,927    $   43,882

Accrued asset management fees                            2,343,584     2,215,059
                                                        ----------    ----------

Total                                                   $2,353,511    $2,258,941
                                                        ==========    ==========

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                   JUNE 30       SEPTEMBER 30    DECEMBER 31      MARCH 31
                                 -----------     -----------     -----------     -----------
       2009
       ----

Income                           $     2,000     $     3,000     $        --     $     1,000

Operating expenses                   (36,000)        (35,000)        (68,000)        (34,000)

Loss from operations                 (34,000)        (32,000)        (68,000)        (33,000)

Gain on sale of two
  Local Limited Partnerships              --              --          58,000              --

Net loss                             (34,000)        (32,000)        (10,000)        (33,000)

Net loss available to Limited
  Partners                           (34,000)        (32,000)        (10,000)        (32,000)

Net loss per Partnership Unit             (5)             (5)             (1)             (4)


                               WNC HOUSING TAX CREDIT FUND II, L.P.
                                (A CALIFORNIA LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                       JUNE 30       SEPTEMBER 30    DECEMBER 31       MARCH 31
                                     -----------     -----------     -----------     -----------

          2008
          ----

Income                               $     2,000     $     7,000     $     1,000     $     6,000

Operating expenses                       (37,000)        (43,000)        (58,000)        (79,000)

Loss from operations                     (35,000)        (36,000)        (57,000)        (73,000)

Gain on sale of one
  Local Limited Partnership                   --         342,000          22,000              --

Net income (loss)                        (35,000)        306,000         (35,000)        (73,000)

Net income (loss) available to
  Limited Partners                       (34,000)        303,000         (35,000)        (72,000)

Net income (loss) per Partnership
  Unit                                        (5)             44              (5)            (10)


                                       JUNE 30       SEPTEMBER 30    DECEMBER 31       MARCH 31
                                     -----------     -----------     -----------     -----------

          2007
          ----

Income                               $     3,000     $    4,000      $        --     $    7,000

Operating expenses                       (37,000)       (71,000)         (37,000)       (41,000)

Loss from operations                     (34,000)       (67,000)         (37,000)       (34,000)

Net loss                                 (34,000)       (67,000)         (37,000)       (34,000)

Net loss available to Limited
  Partners                               (33,000)       (67,000)         (37,000)       (34,000)

Net loss per Partnership Unit                 (5)           (10)              (5)            (5)



                                                48

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007



NOTE 5 - SUBSEQUENT EVENTS
--------------------------

Subsequent to March 31, 2009, the Partnership sold its Limited Partnership interests in Cherokee Square Ltd. ("Cherokee"). Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544. Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although Cherokee had an appraisal value less than its outstanding debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner in April 2009. The Partnership received the $20,000 for the disposition which is being kept in the Partnerships reserves to pay the costs incurred related to the disposition and other operating expenses of the Partnership.

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

(b)  Management's annual report on internal control over financial reporting
     -----------------------------------------------------------------------

     The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

     Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2009. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

(c)  Changes in internal controls
     ----------------------------

     There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

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

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

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

Melanie R. Wenk, CPA, age 40, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner and its Affiliates are not permitted under Section 5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of approximately $134,000, $140,000 and $145,000 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership paid the General Partner and or its affiliates $5,000, $109,000 and $2,000 of those fees during each of the years ended March 31, 2009, 2008 and 2007, respectively.

     Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

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

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $9,927, $43,882 and $38,321 for the year ended March 31, 2009, 2008 and 2007, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $73,408, $46,587 and $19,406 during the years ended March 31, 2009, 2008 and 2007, respectively.

(c)   Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2008, 2007 and 2006, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, the General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partner during each of the years ended March 31, 2009, 2008 and 2007.

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

     First, with the consent of any other General Partner and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner is primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                                      2009             2008
                                                    ---------       ---------

Audit Fees                                          $      --       $   3,805
Audit-related Fees                                         --              --
Tax Fees                                                2,890              --
All Other Fees                                             --              --
                                                    ---------       ---------
TOTAL                                                  $2,890          $3,805
                                                    =========       =========


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2009 and 2008
         Statements of Operations for the years ended March 31, 2009, 2008 and 2007
         Statements of Partners' Deficit for the years ended March 31, 2009, 2008 and 2007
         Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007
         Notes to Financial Statements

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


WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2009                      AS OF DECEMBER 31, 2008
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Airport Road            Slidell, Louisiana
Associates, Limited                               $334,000   $334,000   $1,405,000    $87,000    $1,771,000   $1,224,000   $634,000

Am-Kent Associates,     Amite & Kentwood,
Ltd.                    Louisiana                  232,000    232,000    1,081,000     55,000     1,533,000      980,000    608,000

Arizona I Limited       Showlow, Arizona
Partnership                                        320,000    320,000    1,439,000    127,000     2,009,000      959,000  1,177,000

Brantley Housing, Ltd.  Brantley, Alabama          108,000    108,000      553,000     26,000       694,000      331,000    389,000

Brian's Village         Mannford, Oklahoma
Apartments, an Oklahoma
Limited Partnership.                               176,000    176,000      730,000     20,000       976,000      600,000    396,000

Candleridge Apartments  Perry, Iowa
of Perry, L.P.                                      93,000     93,000      560,000     49,000       869,000      507,000    411,000

Candleridge Apartments  Runnells, Iowa
of Runnells, L.P.                                   58,000     58,000      339,000     30,000       511,000      313,000    228,000

Casa Allegre Limited    Las Vegas, New
Partnership             Mexico                     318,000    318,000    1,270,000     94,000     1,961,000      912,000  1,143,000

Castroville Village,    Castroville, Texas         165,000    165,000      878,000     15,000     1,136,000      392,000    759,000
Ltd.




WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2009                      AS OF DECEMBER 31, 2008
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Cherokee Square,        Rogersville,
L.P. (1)                Tennessee                  202,000    202,000      941,000     56,000     1,178,000      704,000    530,000

Divall Midland          Port Washington,
Associates Limited      Wisconsin                  234,000    234,000    1,114,000     102,000    1,516,000     1,053,000   565,000
Partnership II

Eclectic Housing, Ltd.  Eclectic, Alabama           74,000     74,000      376,000      53,000      449,000       215,000   287,000

Elizabeth Square        Raceland,
Associates, Ltd.        Louisiana                  356,000    356,000    1,401,000      35,000    2,028,000     1,224,000   839,000

Emory Capital, L.P.     Emory, Texas                85,000     85,000      357,000      16,000      471,000       261,000   226,000

Emory Manor, L.P.       Emory, Texas               128,000    128,000      533,000      26,000      719,000       351,000   394,000

Idalou Manor, L.P.      Idalou, Texas              122,000    122,000      598,000      20,000      770,000       330,000   460,000

Jefferson Capital, L.P. Jefferson, Texas           167,000    167,000      690,000      42,000      944,000       440,000   546,000




WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009



                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2009                      AS OF DECEMBER 31, 2008
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Jefferson Manor, L.P.   Jefferson, Texas           179,000    179,000      738,000     43,000       969,000      464,000    548,000

Littlefield Manor, L.P. Littlefield, Texas         118,000    118,000      574,000     20,000       739,000      320,000    439,000

Perry County Housing,   Uniontown, Alabama          82,000     82,000      423,000     22,000       531,000      250,000    303,000
Ltd.

Pine Hill Housing,      Pine Hill, Alabama         105,000    105,000      529,000     32,000       662,000      311,000    383,000
Ltd.

Rociada Partners Ltd.   Hereford, Texas            154,000    154,000      702,000     27,000       894,000      418,000    503,000

Wadley Housing, Ltd.    Wadley, Alabama             76,000     76,000      423,000     53,000       486,000      248,000    291,000

Whitewater Woods        Whitewater,
Limited Partnership     Wisconsin                  301,000    301,000    1,252,000     89,000     1,606,000      772,000    923,000
                                                ---------- ----------  ----------- ----------   -----------  ----------- -----------
                                                $4,187,000 $4,187,000  $18,906,000 $1,139,000   $25,422,000  $13,579,000 $12,982,000
                                                ========== ==========  =========== ==========   ===========  =========== ===========

(1) The Partnership sold its Limited Partnership interest in the Local Limited Partnership subsequent to March 31, 2009.




WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009
                                                            ------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31, 2008
                                                            ------------------------------------------------------------------------
                                                                                                                          ESTIMATED
                                                                              NET INCOME     YEAR INVESTMENT               USEFUL
PARTNERSHIP NAME                                            RENTAL INCOME       (LOSS)          ACQUIRED      STATUS    LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited                                $233,000        $(30,000)         1990       Completed       27.5

Am-Kent Associates, Ltd.                                         223,000         (31,000)         1991       Completed       27.5

Arizona I Limited Partnership                                    222,000         (35,000)         1990       Completed         35

Brantley Housing, Ltd.                                            86,000          (1,000)         1992       Completed         40

Brian's Village Apartments, an Oklahoma Limited Partnership      137,000          (7,000)         1990       Completed         30

Candleridge Apartments of Perry, L.P.                            128,000         (22,000)         1992       Completed       27.5

Candleridge Apartments of Runnells, L.P.                         102,000           1,000          1992       Completed       27.5

Casa Allegre Limited Partnership                                 224,000           9,000          1990       Completed         40

Castroville Village, Ltd.                                        214,000         (15,000)         1991       Completed         50

Cherokee Square, L.P.                                            130,000          (5,000)         1990       Completed         50

Divall Midland Associates Limited Partnership II                 151,000         (31,000)         1990       Completed       27.5

Eclectic Housing, Ltd.                                            71,000           4,000          1992       Completed         40

Elizabeth Square Associates, Ltd.                                246,000         (23,000)         1994       Completed       27.5

Emory Capital, L.P.                                               66,000         (20,000)         1990       Completed       27.5




WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                                            ------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31, 2008
                                                            ------------------------------------------------------------------------
                                                                                                                          ESTIMATED
                                                                              NET INCOME     YEAR INVESTMENT               USEFUL
PARTNERSHIP NAME                                            RENTAL INCOME       (LOSS)          ACQUIRED      STATUS    LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                                                 97,000          (7,000)         1990       Completed       30

Idalou Manor, L.P.                                                98,000          (2,000)         1992       Completed       40

Jefferson Capital, L.P.                                          117,000          (9,000)         1990       Completed       50

Jefferson Manor, L.P.                                            116,000         (11,000)         1990       Completed       50

Littlefield Manor, L.P.                                           90,000         (20,000)         1991       Completed       40

Perry County Housing, Ltd.                                        70,000          (2,000)         1992       Completed       40

Pine Hill Housing, Ltd.                                           89,000          (5,000)         1992       Completed       40

Rociada Partners Ltd.                                            116,000         (20,000)         1990       Completed       40

Wadley Housing, Ltd.                                              79,000          16,000          1992       Completed       40

Whitewater Woods Limited Partnership                             183,000         (23,000)         1991       Completed       35
                                                             -----------      ----------

                                                             $ 3,288,000      $ (289,000)
                                                             ===========      ==========





WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2008                      AS OF DECEMBER 31, 2007
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Airport Road
Associates, Limited     Slidell, Louisiana        $334,000   $334,000   $1,412,000    $87,000    $1,771,000   $1,159,000   $699,000

Am-Kent Associates,     Amite & Kentwood,
Ltd.                    Louisiana                  232,000    232,000    1,086,000     55,000     1,534,000      925,000    664,000

Arizona I Limited
Partnership             Showlow, Arizona           320,000    320,000    1,446,000    127,000     1,962,000      901,000  1,188,000

Ashland Investment Group,
an Oregon Limited
Partnership (1)         Ashland, Oregon            300,000    300,000    1,343,000     90,000     1,753,000      663,000  1,180,000

Brantley Housing, Ltd.  Brantley, Alabama          108,000    108,000      556,000     26,000       694,000      314,000    406,000

Brian's Village
Apartments, an Oklahoma
Limited Partnership.    Mannford, Oklahoma         176,000    176,000      734,000     20,000       976,000      569,000    427,000

Candleridge Apartments
of Perry, L.P.          Perry, Iowa                 93,000     93,000      565,000     49,000       841,000      473,000    417,000




WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2008                      AS OF DECEMBER 31, 2007
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Candleridge Apartments
of Runnells, L.P.       Runnells, Iowa              58,000     58,000      344,000     30,000       508,000      295,000    243,000

Casa Allegre Limited
Partnership             Las Vegas, New Mexico      318,000    318,000    1,288,000     94,000     1,891,000      852,000  1,133,000

Castroville Village,
Ltd.                    Castroville, Texas         165,000    165,000      889,000     15,000     1,136,000      369,000    782,000

Cherokee Square,        Rogersville, Tennessee     202,000    202,000      946,000     56,000     1,186,000      678,000    564,000
L.P. (1)

Divall Midland
Associates Limited      Port Washington,
Partnership II          Wisconsin                  234,000    234,000    1,120,000    102,000     1,511,000      999,000    614,000

Eclectic Housing, Ltd.  Eclectic, Alabama           74,000     74,000      382,000     53,000       449,000      205,000    297,000

Elizabeth Square
Associates, Ltd.        Raceland, Louisiana        356,000    356,000    1,411,000     35,000     2,028,000    1,150,000    913,000





WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2008                      AS OF DECEMBER 31, 2007
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Emory Capital, L.P.     Emory, Texas                85,000     85,000      359,000     16,000       471,000      251,000    236,000

Emory Manor, L.P.       Emory, Texas               128,000    128,000      536,000     26,000       719,000      339,000    406,000

Idalou Manor, L.P.      Idalou, Texas              122,000    122,000      601,000     20,000       770,000      310,000    480,000

Jefferson Capital, L.P. Jefferson, Texas           167,000    167,000      694,000     42,000       943,000      424,000    561,000

Jefferson Manor, L.P.   Jefferson, Texas           179,000    179,000      742,000     43,000       969,000      448,000    564,000

Littlefield Manor, L.P. Littlefield, Texas         118,000    118,000      577,000     20,000       739,000      302,000    457,000

Perry County Housing,   Uniontown, Alabama          82,000     82,000      425,000     22,000       531,000      237,000    316,000
Ltd.





WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2008                      AS OF DECEMBER 31, 2007
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Pine Hill Housing, Ltd. Pine Hill, Alabama         105,000    105,000      533,000      32,000      662,000      296,000    398,000

Rociada Partners Ltd.   Hereford, Texas            154,000    154,000      706,000      27,000      894,000      396,000    525,000

Wadley Housing, Ltd.    Wadley, Alabama             76,000     76,000      426,000      53,000      486,000      237,000    302,000

Whitewater Woods Limited
Partnership             Whitewater, Wisconsin      301,000    301,000    1,258,000      89,000    1,606,000      733,000    962,000

Willcox Investment Group,
an Arizona Limited
Partnership (1)         Willcox, Arizona           245,000    245,000    1,026,000      45,000   1,293,000       498,000    840,000
                                                ---------- ----------  -----------  ---------- -----------  ------------ -----------

                                                $4,732,000 $4,732,000  $21,405,000  $1,274,000 $28,323,000   $14,023,000 $15,574,000
                                                ========== ==========  ===========  ========== ===========  ============ ===========

(1) Identified for disposition and sold subsequent to March 31, 2008.




WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008



                                                            ------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31, 2007
                                                            ------------------------------------------------------------------------
                                                                                                                          ESTIMATED
                                                                              NET INCOME     YEAR INVESTMENT               USEFUL
PARTNERSHIP NAME                                            RENTAL INCOME       (LOSS)          ACQUIRED      STATUS    LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited                               210,000       $(38,000)           1990       Completed        27.5

Am-Kent Associates, Ltd.                                       192,000        (64,000)           1991       Completed        27.5

Arizona I Limited Partnership                                  223,000        (25,000)           1990       Completed          35

Ashland Investment Group, an Oregon Limited Partnership        210,000         (4,000)           1990       Completed          50

Brantley Housing, Ltd.                                          80,000         (7,000)           1992       Completed          40

Brian's Village Apartments, an Oklahoma Limited Partnership    137,000           2,000           1990       Completed          30

Candleridge Apartments of Perry, L.P.                          125,000        (17,000)           1992       Completed        27.5

Candleridge Apartments of Runnells, L.P.                       103,000          8,000            1992       Completed        27.5

Casa Allegre Limited Partnership                               209,000         (2,000)           1990       Completed          40

Castroville Village, Ltd.                                      210,000        (13,000)           1991       Completed          50

Cherokee Square, L.P.                                          117,000        (10,000)           1990       Completed          50

Divall Midland Associates Limited Partnership II               152,000        (33,000)           1990       Completed        27.5

Eclectic Housing, Ltd.                                          65,000          1,000            1992       Completed          40

Elizabeth Square Associates, Ltd.                              235,000        (83,000)           1994       Completed        27.5

Emory Capital, L.P.                                             64,000        (15,000)           1990       Completed        27.5





WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                                            ------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31, 2007
                                                            ------------------------------------------------------------------------
                                                                                                                          ESTIMATED
                                                                              NET INCOME     YEAR INVESTMENT               USEFUL
PARTNERSHIP NAME                                            RENTAL INCOME       (LOSS)          ACQUIRED      STATUS    LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------


Emory Manor, L.P.                                               88,000         (8,000)           1990       Completed         30

Idalou Manor, L.P.                                              96,000         (6,000)           1992       Completed         40

Jefferson Capital, L.P.                                        111,000        (13,000)           1990       Completed         50

Jefferson Manor, L.P.                                          109,000        (13,000)           1990       Completed         50

Littlefield Manor, L.P.                                         93,000        (20,000)           1991       Completed         40

Perry County Housing, Ltd.                                      67,000         (2,000)           1992       Completed         40

Pine Hill Housing, Ltd.                                         86,000         (5,000)           1992       Completed         40

Rociada Partners Ltd.                                          116,000        (13,000)           1990       Completed         40

Wadley Housing, Ltd.                                            69,000          6,000            1992       Completed         40

Whitewater Woods Limited Partnership                           189,000        (22,000)           1991       Completed         35

Willcox Investment Group, an Arizona Limited Partnership       194,000         35,000            1990       Completed         50
                                                            ----------      ---------

                                                            $3,550,000      $(361,000)
                                                            ==========      =========






WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2007                      AS OF DECEMBER 31, 2006
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Airport Road
Associates, Limited     Slidell, Louisiana        $334,000   $334,000   $1,418,000     $87,000   $1,771,000   $1,095,000   $763,000

Am-Kent Associates,     Amite & Kentwood,
Ltd.                    Louisiana                  232,000    232,000    1,091,000      55,000    1,534,000      870,000    719,000

Arizona I Limited
Partnership             Showlow, Arizona           320,000    320,000    1,452,000     127,000    1,941,000      846,000   1,221,000

Ashland Investment Group,
an Oregon Limited
Partnership             Ashland, Oregon            300,000    300,000    1,349,000      90,000    1,753,000      627,000   1,216,000

Brantley Housing, Ltd.  Brantley, Alabama          108,000    108,000      559,000      26,000      694,000      297,000     423,000

Brian's Village
Apartments, an Oklahoma
Limited Partnership.    Mannford, Oklahoma         176,000    176,000      738,000      20,000      973,000      538,000     455,000

Candleridge Apartments
of Perry, L.P.          Perry, Iowa                 93,000     93,000      570,000      49,000      830,000      443,000     437,000






WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2007                      AS OF DECEMBER 31, 2006
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Candleridge Apartments  Runnells, Iowa
of Runnells, L.P.                                   58,000     58,000      349,000      30,000      497,000      276,000    251,000

Casa Allegre Limited    Las Vegas, New Mexico      318,000    318,000    1,304,000      94,000    1,900,000      795,000  1,199,000
Partnership

Castroville Village,    Castroville, Texas         165,000    165,000      899,000      15,000    1,136,000      347,000    804,000
Ltd.

Cherokee Square, L.P.   Rogersville, Tennessee     202,000    202,000      951,000      56,000    1,173,000      645,000    584,000

Divall Midland          Port Washington            234,000    234,000    1,126,000     102,000    1,490,000      946,000    646,000
Associates Limited
Partnership II

Eclectic Housing, Ltd.  Eclectic, Alabama           74,000    74,000       386,000      53,000      449,000      195.000    307,000


Elizabeth Square        Raceland, Louisiana        356,000   356,000     1,420,000      35,000    2,028,000    1,076,000    987,000
Associates, Ltd.





WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2007                      AS OF DECEMBER 31, 2006
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------

Emory Capital, L.P.     Emory, Texas                85,000     85,000      360,000      16,000      471,000      241,000    246,000

Emory Manor, L.P.       Emory, Texas               128,000    128,000      539,000      26,000      719,000      327,000    418,000

Idalou Manor, L.P.      Idalou, Texas              122,000    122,000      604,000      20,000      769,000      291,000    498,000

Jefferson Capital, L.P. Jefferson, Texas           167,000    167,000      697,000      42,000      943,000      408,000    577,000

Jefferson Manor, L.P.   Jefferson, Texas           179,000    179,000      745,000      43,000      969,000      433,000    579,000

Lake View Limited
Partnership (1)         Beaver Dam, Wisconsin      264,000    264,000    1,209,000     125,000    1,464,000      635,000    954,000

Littlefield Manor, L.P. Littlefield, Texas         118,000    118,000      580,000      20,000      739,000      283,000    476,000

Perry County Housing,   Uniontown, Alabama          82,000     82,000      427,000      22,000      517,000      223,000    316,000
Ltd.







WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007


                                                --------------------    ------------------------------------------------------------
                                                AS OF MARCH 31, 2007                      AS OF DECEMBER 31, 2006
--------------------------------------------------------------------    ------------------------------------------------------------
                                                TOTAL        AMOUNT     MORTGAGE
                                                INVESTMENT   OF         BALANCES
                                                IN LOCAL     INVESTMENT OF LOCAL                BUILDINGS
                                                LIMITED      PAID       LIMITED                 &           ACCUMULATED   NET BOOK
PARTNERSHIP NAME        LOCATION                PARTNERSHIPS TO DATE    PARTNERSHIPS  LAND      EQUIPMENT   DEPRECIATION  VALUE
------------------------------------------------------------------------------------------------------------------------------------


Pine Hill Housing, Ltd. Pine Hill, Alabama         105,000    105,000      538,000      32,000      662,000      280,000    414,000

Rociada Partners Ltd.   Hereford, Texas            154,000    154,000      710,000      27,000      894,000      373,000    548,000

Wadley Housing, Ltd.    Wadley, Alabama             76,000     76,000      428,000      53,000      486,000      224,000    315,000

Whitewater Woods
Limited Partnership     Whitewater, Wisconsin      301,000    301,000    1,264,000      89,000    1,606,000      692,000  1,003,000

Willcox Investment
Group, an Arizona
Limited Partnership     Willcox, Arizona           245,000    245,000    1,031,000      45,000    1,293,000      494,000    864,000
                                                ---------- ----------  -----------  ----------  -----------  ----------- -----------

                                                $4,996,000 $4,996,000  $22,746,000  $1,399,000  $29,701,000  $13,880,000 $17,220,000
                                                ========== ==========  ===========  ==========  ===========  =========== ===========

(1) Identified on July 13, 2007 for disposition.








WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007



                                                            ------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31, 2006
                                                            ------------------------------------------------------------------------
                                                                                                                          ESTIMATED
                                                                              NET INCOME     YEAR INVESTMENT               USEFUL
PARTNERSHIP NAME                                            RENTAL INCOME       (LOSS)          ACQUIRED      STATUS    LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------

Airport Road Associates, Limited                               201,000       $(96,000)           1990       Completed         27.5

Am-Kent Associates, Ltd.                                       174,000        (31,000)           1991       Completed         27.5

Arizona I Limited Partnership                                  213,000        (32,000)           1990       Completed           35

Ashland Investment Group, an Oregon Limited Partnership        204,000        (38,000)           1990       Completed           50

Brantley Housing, Ltd.                                          73,000        (10,000)           1992       Completed           40

Brian's Village Apartments, an Oklahoma Limited Partnership    128,000          6,000            1990       Completed           30

Candleridge Apartments of Perry, L.P.                          128,000         (4,000)           1992       Completed         27.5

Candleridge Apartments of Runnells, L.P.                       103,000         20,000            1992       Completed         27.5

Casa Allegre Limited Partnership                               202,000        (17,000)           1990       Completed           40

Castroville Village, Ltd.                                      200,000              -            1991       Completed           50

Cherokee Square, L.P.                                          110,000        (17,000)           1990       Completed           50

Divall Midland Associates Limited Partnership II               157,000        (19,000)           1990       Completed         27.5

Eclectic Housing, Ltd.                                          64,000          3,000            1992       Completed           40

Elizabeth Square Associates, Ltd.                              196,000       (101,000)           1994       Completed         27.5

Emory Capital, L.P.                                             64,000         (2,000)           1990       Completed         27.5




WNC HOUSING TAX CREDIT FUND II, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007




                                                            ------------------------------------------------------------------------
                                                                                FOR THE YEAR ENDED DECEMBER 31, 2006
                                                            ------------------------------------------------------------------------
                                                                                                                          ESTIMATED
                                                                              NET INCOME     YEAR INVESTMENT               USEFUL
PARTNERSHIP NAME                                            RENTAL INCOME       (LOSS)          ACQUIRED      STATUS    LIFE (YEARS)
------------------------------------------------------------------------------------------------------------------------------------

Emory Manor, L.P.                                               92,000         (1,000)           1990       Completed         30

Idalou Manor, L.P.                                              95,000        (10,000)           1992       Completed         40

Jefferson Capital, L.P.                                        108,000         (2,000)           1990       Completed         50

Jefferson Manor, L.P.                                          108,000         (7,000)           1990       Completed         50

Lake View Limited Partnership (1)                              165,000        (35,000)           1991       Completed         35

Littlefield Manor, L.P.                                         94,000        (20,000)           1991       Completed         40

Perry County Housing, Ltd.                                      67,000         (4,000)           1992       Completed         40

Pine Hill Housing, Ltd.                                         86,000        (12,000)           1992       Completed         40

Rociada Partners Ltd.                                          159,000         (9,000)           1990       Completed         40

Wadley Housing, Ltd.                                            63,000          1,000            1992       Completed         40

Whitewater Woods Limited Partnership                           181,000        (30,000)           1991       Completed         35

Willcox Investment Group, an Arizona Limited Partnership       158,000        (43,000)           1990       Completed         50
                                                            ----------      ---------
                                                            $3,593,000      $(510,000)
                                                            ==========      =========




(1) Identified on July 13, 2007 for disposition



                                       76

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

Date:  August 12, 2009

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

Date:  August 12, 2009




By:    /s/ Thomas J. Riha
       ------------------
       Thomas J. Riha,
       Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  August 12, 2009




By:    /s/ Wilfred N. Cooper, Sr.
       --------------------------
       Wilfred N. Cooper, Sr.,
       Chairman of the Board of WNC & Associates, Inc.

Date:  August 12, 2009




By:    /s/ Kay L. Cooper
       -----------------
       Kay L. Cooper
       Director of WNC & Associates, Inc.

Date:  August 12, 2009