Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2009-08-21
CIK 860331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [X]

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

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [X] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]


                                   WNC HOUSING TAX CREDIT FUND II, L.P.
                                    (A California Limited Partnership)

                                           INDEX TO FORM 10 - Q

                               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                       As of June 30, 2009 and March 31, 2009............................................3

             Statements of Operations
                       For the Three Months Ended June 30, 2009 and 2008.................................4

             Statement of Partners' Deficit
                       For the Three Months Ended June 30, 2009..........................................5

             Statements of Cash Flows
                       For the Three Months Ended June 30, 2009 and 2008.................................6

             Notes to Financial Statements...............................................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................................14

         Item 3. Quantitative and Qualitative Disclosures about Market Risks............................15

         Item 4T.Controls and Procedures................................................................15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................................15

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........................15

         Item 3.  Defaults Upon Senior Securities.......................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders...................................15

         Item 5.  Other Information.....................................................................16

         Item 6.  Exhibits .............................................................................16

         Signatures ....................................................................................17




                          WNC HOUSING TAX CREDIT FUND II, L.P.
                           (A California Limited Partnership)

                                     BALANCE SHEETS
                                       (UNAUDITED)




                                                              JUNE 30,        MARCH 31,
                                                               2009             2009
                                                            -----------      -----------

ASSETS

Cash                                                        $    31,215      $    21,720
Investments in Local Limited Partnerships, net (Note 2)              --               --
                                                            -----------      -----------

        Total Assets                                        $    31,215      $    21,720
                                                            ===========      ===========


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                  $ 2,376,180      $ 2,353,511
                                                            -----------      -----------

Partners' Deficit:
 General Partner                                                (80,610)         (80,478)
 Limited Partners (12,000 Partnership Units authorized;
   7,000 Partnership Units issued and outstanding)           (2,264,355)      (2,251,313)
                                                            -----------      -----------

   Total Partners' Deficit                                   (2,344,965)      (2,331,791)
                                                            -----------      -----------

            Total Liabilities and Partners' Deficit         $    31,215      $    21,720
                                                            ===========      ===========


                     See accompanying notes to financial statements


                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)

                                                     2009              2008
                                                  Three Months      Three Months
                                                  -----------       -----------

Reporting fees                                    $     1,992       $     1,992
                                                  -----------       -----------

    Total operating income                              1,992             1,992
                                                  -----------       -----------

Operating expenses:
  Asset management fees (Note 3)                       30,052            34,325
  Appraisal expenses                                    3,300                --
  Other                                                 1,817             1,720
                                                  -----------       -----------

    Total operating expenses                           35,169            36,045
                                                  -----------       -----------

Loss from operations                                  (33,177)          (34,053)

Gain on sale of investment in Local
     Limited Partnership                               20,000                --

Interest income                                             3                 4
                                                  -----------       -----------

Net loss                                          $   (13,174)      $   (34,049)
                                                  ===========       ===========

Net loss allocated to:
  General Partner                                 $      (132)      $      (340)
                                                  ===========       ===========

  Limited Partners                                $   (13,042)      $   (33,709)
                                                  ===========       ===========


Net loss per Partnership Unit                     $        (2)      $        (5)
                                                  ===========       ===========

Outstanding weighted Partnership Units                  7,000             7,000
                                                  ===========       ===========


                 See accompanying notes to financial statements



                         WNC HOUSING TAX CREDIT FUND II, L.P.
                          (A California Limited Partnership)

                            STATEMENT OF PARTNERS' DEFICIT

                       FOR THE THREE MONTHS ENDED JUNE 30, 2009
                                     (UNAUDITED)



                                          GENERAL         LIMITED
                                          PARTNER         PARTNERS           TOTAL
                                        -----------      -----------      -----------

Partners' deficit at March 31, 2009     $   (80,478)     $(2,251,313)     $(2,331,791)

Net loss                                       (132)         (13,042)         (13,174)
                                        -----------      -----------      -----------

Partners' deficit at June 30, 2009      $   (80,610)     $(2,264,355)     $(2,344,965)
                                        ===========      ===========      ===========




                    See accompanying notes to financial statements




                            WNC HOUSING TAX CREDIT FUND II, L.P.
                             (A California Limited Partnership)

                                  STATEMENTS OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                        (UNAUDITED)


                                                                       2009          2008
                                                                     --------      --------

Cash flows from operating activities:
  Net loss                                                           $(13,174)     $(34,049)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                               22,669        36,045

        Gain on sale of Local Limited Partnership                     (20,000)           --
                                                                     --------      --------

             Net cash provided by (used in) operating activities      (10,505)        1,996
                                                                     --------      --------

Cash flows from investing activities:
     Proceeds from sale of Local Limited Partnership                   20,000            --
                                                                     --------      --------
             Net cash provided by investing activities                 20,000            --

Net increase in cash                                                    9,495         1,996

Cash, beginning of period                                              21,720        36,267
                                                                     --------      --------

Cash, end of period                                                  $ 31,215      $ 38,263
                                                                     ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Taxes paid                                                         $     --      $     --
                                                                     ========      ========




                       See accompanying notes to financial statements

                                             6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

Organization
------------

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

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 95% to the Limited Partners (in proportion to their respective investments) and 5% to the General Partner.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2009.

Prior to the quarter ended June 30, 2009 the Partnership sold its interests in three Local Limited Partnerships; Ashland Investment Group, Wilcox Investment Group and Lake View.

During the quarter ended June 30, 2009, the Partnership sold its Limited Partnership interests in Cherokee Square Ltd. ("Cherokee"). Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544. Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although Cherokee had an appraisal value less than its outstanding

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The cash received for the disposition of Cherokee is being kept in the Partnerships reserves to pay the costs incurred related to both the disposition and other operating expenses of the Partnership.

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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2009 all of the investment balances had reached zero.

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of June 30, 2009 and March 31, 2009, the Partnership owns Local Limited Partnership interests in 23 and 24 Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 643 and 674 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       2009             2008
                                                     ---------        ---------

Revenues                                             $ 879,000        $ 879,000
                                                     ---------        ---------

Expenses
  Interest expense                                     114,000          114,000
  Depreciation and amortization                        181,000          181,000
  Operating expenses                                   656,000          656,000
                                                     ---------        ---------
      Total expenses                                   951,000          951,000
                                                     ---------        ---------

Net loss                                             $ (72,000)       $ (72,000)
                                                     =========        =========
Net loss allocable to the Partnership                $ (71,000)       $ (71,000)
                                                     =========        =========
Net loss recorded by the Partnership                 $      --        $      --
                                                     =========        =========


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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $30,052 and $34,325 were incurred during the three months ended June 30, 2009 and 2008, respectively. The Partnership paid the General Partners and or their affiliates $4,694 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements was $7,806 and $0 during the three months ended June 30, 2009 and 2008, respectively.

(c) A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 6% (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                        JUNE 30,       MARCH 31,
                                                         2009            2009
                                                       ----------     ----------

Expenses paid by the General Partner or affiliates
   on behalf of the Partnership                        $    7,238     $    9,927
Accrued asset management fees                           2,368,942      2,343,584
                                                       ----------     ----------

Total                                                  $2,376,180     $2,353,511
                                                       ==========     ==========

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2009 consisted of $31,000 in cash. Liabilities at June 30, 2009 consisted of $2,376,000 accrued fees and expenses due to the General Partner and affiliates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008. The Partnership's net loss for the three months ended June 30, 2009 was $(13,000), reflecting a decrease of $21,000 in net loss from the loss recorded for the three months ended June 30, 2008 of $(34,000). The decrease in net loss was primarily due to a $20,000 gain on sale of a Local Limited Partnership for the three months ended June 30, 2009 compared to no gain on sale of Local Limited Partnerships for the three months ended June 30, 2008. The asset management fees decreased by $4,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of four Local Limited Partnerships. The decrease of asset management fees was partially offset by an increase of $(3,000) in appraisal expenses, which were related to the disposition that occurred during the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008. The net increase in cash during the three months ended June 30, 2009 was $9,000 compared to a net increase in cash for the three months ended June 30, 2008 of $2,000. The change of $7,000 is due primarily to the fact that during the three months ended June 30, 2009 the Partnership received $20,000 in proceeds from the sale of a Local Limited Partnership compared to no proceeds from any sales during the three months ended June 30, 2008. During the three months ended June 30, 2009 the Partnership paid $(5,000) of accrued asset management fees to the General Partners or its affiliates along with $(8,000) paid to the General Partners for reimbursements of expenses paid by the General Partner on behalf of the Partnership, compared to no payments being made for the three months ended June 30, 2008.

During the three months ended June 30, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $23,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

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

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(e) and 15d-14(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(e) and 15d-14(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date:  August 21, 2009




By: /s/ Thomas J. Riha
    ------------------
    Thomas J. Riha
    Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 21, 2009




<