Form 10-Q
period 2009-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2009-11-09
CIK 860331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20057

                      WNC HOUSING TAX CREDIT FUND II, L.P.

        California                                 33-0391979
 (State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

  17782 Sky Park Circle
  Irvine,CA                                         92614-6404
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

Yes _X_No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No _X__

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

Yes ___No _X__

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                As of September 30, 2009 and March 31, 2009....................3

             Statements of Operations
                For the Three and Six Months Ended September 30, 2009 and 2008.4

             Statement of Partners' Deficit
                For the Six Months Ended September 30, 2009....................5

             Statements of Cash Flows
                For the Six Months Ended September 30, 2009 and 2008...........6

             Notes to Financial Statements.....................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................14

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..15

         Item 4T. Controls and Procedures.....................................15

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

         Item 5.  Other Information...........................................16

         Item 6.  Exhibits ...................................................16

         Signatures ..........................................................17

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                    September 30, 2009            March 31, 2009
                                                                  ------------------------      -------------------

ASSETS

Cash                                                               $                26,217       $           21,720
Investments in Local Limited Partnerships, net (Note 2)                                  -                        -
                                                                  ------------------------      -------------------

             Total Assets                                          $                26,217       $           21,720
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                         $             2,435,662       $        2,353,511
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partner                                                                  (81,255)                 (80,478)
 Limited Partners (12,000 Partnership Units authorized;
   7,000 Partnership Units issued and outstanding)                             (2,328,190)              (2,251,313)
                                                                  ------------------------      -------------------

 Total Partners' Deficit                                                       (2,409,445)              (2,331,791)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit                $                26,217       $           21,720
                                                                  ========================      ===================


                 See accompanying notes to financial statements
                                        3

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)

                                                          2009                                         2008
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

 Reporting fees                          $               -      $           1,992      $             2,652    $          4,644
                                        ------------------     ------------------     --------------------   -----------------

 Operating expenses:
  Asset management fees (Note 3)                    28,470                 58,522                   34,325              68,650
  Legal and accounting fees                         63,161                 63,161                        -                   -
  Appraisal expenses                                     -                  3,300                        -                   -
  Other                                                351                  2,168                      489               2,209
                                        ------------------     ------------------     --------------------   -----------------

    Total operating expenses                        91,982                127,151                   34,814              70,859
                                        ------------------     ------------------     --------------------   -----------------

 Loss from operations                             (91,982)              (125,159)                 (32,162)            (66,215)

 Gain on sale of investments in
   Local Limited Partnerships                       27,499                 47,499                        -                   -

 Interest income                                         3                     6                         4                   8
                                        ------------------     ------------------     --------------------   -----------------

 Net loss                                $        (64,480)      $        (77,654)      $          (32,158)    $       (66,207)
                                        ==================     ==================     ====================   =================

 Net loss allocated to:

  General Partner                        $           (645)      $           (777)      $             (322)    $          (662)
                                        ==================     ==================     ====================   =================

  Limited Partners                       $        (63,835)      $        (76,877)      $          (31,836)    $       (65,545)
                                        ==================     ==================     ====================   =================

 Net loss per Partnership
    Unit                                 $             (9)      $            (11)      $               (5)    $            (9)
                                        ==================     ==================     ====================   =================

 Outstanding weighted
  Partnership Units                                  7,000                  7,000                    7,000               7,000
                                        ==================     ==================     ====================   =================


                 See accompanying notes to financial statements
                                        4

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

              For the Six Months Ended September 30, 2009
                                   (Unaudited)


                                                            General               Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2009                      $       (80,478)      $   (2,251,313)    $     (2,331,791)

Net loss                                                            (777)             (76,877)             (77,654)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2009                  $       (81,255)      $   (2,328,190)    $     (2,409,455)
                                                        =================     ================   ==================


                 See accompanying notes to financial statements
                                        5

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)


                                                                                 2009                   2008
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                                $           (77,654)      $      (66,207)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Change in accrued fees and expenses due to
                  General Partner and affiliates                                        82,151               63,359
         Gain on sale of investments in Local Limited Partnerships                    (47,499)                    -
                                                                         ---------------------     ----------------

             Net cash used in operating activities                                    (43,002)              (2,848)
                                                                         ---------------------     ----------------

  Cash flows from investing activities:
        Proceeds from sale of investments in Local Limited Partnerships                 47,499                    -
                                                                         ---------------------     ----------------

             Net cash provided by investing activities                                  47,499                    -
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                          4,497              (2,848)

Cash, beginning of period                                                               21,720               36,267
                                                                         ---------------------     ----------------

Cash, end of period                                                       $             26,217      $        33,419
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                              $                  -      $             -
                                                                         =====================     ================

                 See accompanying notes to financial statements
                                        6

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

The general partner of the Partnership is WNC Financial Group, L.P., a California partnership (the "General Partner"). The general partners of the General Partner are WNC & Associates, Inc., a California corporation ("Associates), and Wilfred N. Cooper Sr. The chairman and president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2009.

As of the year ended March 31, 2009 the Partnership had sold its interests in three Local Limited Partnerships; Ashland Investment Group, Wilcox Investment Group, and Lake View.

During the  quarter  ended  June 30,  2009,  the  Partnership  sold its  Limited
Partnership interests in Cherokee Square Ltd. ("Cherokee"). Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544. Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although Cherokee had an appraisal value less than its outstanding debt, the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

General Partner. The cash received for the disposition of Cherokee was placed in the Partnership's reserves and used to pay the costs incurred related to both the disposition and other operating expenses of the Partnership.

During the quarter ended September 30, 2009, the Partnership sold its Limited Partnership interest in DiVall Midland Associates Limited Partnership II ("DiVall"). DiVall was appraised with a value of $545,000 and had an outstanding mortgage balance of $1,114,000. DiVall did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property. Although DiVall had an appraisal value less than its outstanding debt, the Local General Partner agreed to pay the Partnership $27,499 to cover all transfer costs, including legal expenses and the appraisal costs. Therefore the Local Limited Partnership interest of DiVall was purchased by the Local General Partner. The cash received for the disposition of DiVall was placed in the Partnership's reserves and used to pay the costs incurred related to both the disposition and other operating expenses of the Partnership.

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under General Accepted Accounting Principles ("GAAP") for consolidation of variable interest entities, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited
Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2009 all of the investment

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income
------------------------------

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This requires the evaluation of tax positions  taken  or  expected  to be  taken  in the  course  of  preparing  the
Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted the Standard effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of the Standard was recorded.

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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of September 30, 2009 and March 31, 2009, the Partnership owns Local Limited Partnership interests in 22 and 24 Local Limited Partnerships consisting of an aggregate of 611 and 674 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:



                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2009                       2008
                                                                ---------------------       --------------------

               Revenues                                          $          1,613,000        $         1,758,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                             207,000                    228,000
                 Depreciation and amortization                                318,000                    363,000
                 Operating expenses                                         1,215,000                  1,312,000
                                                                ---------------------       --------------------
                     Total expenses                                         1,740,000                  1,903,000
                                                                ---------------------       --------------------

               Net loss                                          $          (127,000)                  (145,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership             $          (125,000)        $         (143,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership              $                  -        $                 -
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

                      WNC HOUSING TAX CREDIT FUND II, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $58,522 and $68,650 were incurred during the six months ended September 30, 2009 and 2008, respectively. The Partnership paid the General Partner and or its affiliates $21,763 and $2,500 of those fees during the six months ended September 30, 2009 and 2008, respectively.

     (b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $ 23,237 and $5,000 during the six months ended September 30, 2009 and 2008, respectively.

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

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:


                                                                    September 30, 2009           March 31, 2009
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                              $              55,319        $          9,927
       Accrued asset management fees                                            2,380,343               2,343,584
                                                                   ----------------------       -----------------

       Total                                                        $           2,435,662        $      2,353,511
                                                                   ======================       =================


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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2009 consisted of $26,000 in cash. Liabilities at September 30, 2009 consisted of $2,436,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three  Months  Ended  September  30,  2009  Compared to the Three  Months  Ended
September  30,  2008.  The  Partnership's  net loss for the three  months  ended
September 30, 2009 was $(64,000), reflecting an increase of approximately $(32,000) from the $(32,000) net loss experienced for the three months ended September 30, 2008. The increase is partially due to an increase of $(63,000) in legal and accounting fees due to the timing of work being performed for the Partnership. There was a $27,000 gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2009 compared to no gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2008. The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions. During the three months ended September 30, 2009 the Partnership sold its Limited Partnership interest in one Local Limited Partnership while no Local Limited Partnerships were sold during the three months ended September 30, 2008. The asset management fees decreased by $5,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of four Local Limited Partnerships. Reporting fees decreased by $(2,000). Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008. The Partnership's net loss for the six months ended September 30, 2009 was $(78,000), reflecting an increase of approximately $(12,000) from the $(66,000) net loss experienced for the six months ended September 30, 2008. The increase was largely due to an increase of $(63,000) in legal and accounting fees due to the timing of work being performed for the Partnership. The increase in legal and accounting fees was partially offset by an increase of $47,000 in the gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2009 compared to no gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2008. The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions. During the six months ended September 30, 2009 the Partnership sold its Limited Partnership interest in two Local Limited Partnerships while no Local Limited Partnerships were sold during the six months ended September 30, 2008. The asset management fees decreased by $10,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as four Local Limited Partnerships were sold since September 30, 2008. The appraisal expenses increased by $(3,000), which was related to the dispositions during the six months ended September 30, 2009. Reporting fees decreased by $(3,000). Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. The net increase in cash during the six months ended September 30, 2009 was $4,000 compared to a net decrease in cash for the six months ended September 30, 2008 of $(3,000). The change of $7,000 is due primarily to the fact that during the six months ended September 30, 2009 the Partnership received $47,000 in proceeds from the sale of two Local Limited Partnerships compared to no proceeds received on sales during the six months ended September 30, 2008. The Partnership paid $(22,000) of accrued asset management fees to the General Partner or its affiliates along with $(23,000) paid to the General Partner for reimbursements of expenses paid by the General Partner on behalf of the Partnership, compared to $(3,000) and $(5,000), respectively, for the six months ended September 30, 2008. The reporting fees decreased by $(3,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 as explained above.

During the six months ended September 30, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $82,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T. Controls and Procedures

(a)      Disclosure controls and procedures
         -----------------------------------

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

 (b)     Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

By:  WNC Financial Group, L.P.     General Partner of the Registrant

By:  WNC & Associates, Inc.         General Partner of WNC Financial Group, L.P.




By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:    November 9, 2009




By:  /s/ Melanie R. Wenk
     -------------------

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:    November 9, 2009