Form 10-Q
period 2009-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2010-02-17
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-20057

WNC HOUSING TAX CREDIT FUND II, L.P.
California	33-0391979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
Address of principal executive offices)	(Zip Code)

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
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets
	As of December 31, 2009 and March 31, 2009	3

	Statements of Operations
	For the Three and Nine Months Ended December 31, 2009 and 2008	4

	Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2009	5

	Statements of Cash Flows
	For the Nine Months Ended December 31, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

BALANCE SHEETS
(Unaudited)

	December 31, 2009	March 31, 2009

ASSETS

Cash	$27,155	$21,720
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$27,155	$21,720

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,465,650	$2,353,511

Partners’ Deficit:
General Partner	(81,545)	(80,478)
Limited Partners (12,000 Partnership Units authorized;
7,000 Partnership Units issued and outstanding)	(2,356,950)	(2,251,313)

Total Partners’ Deficit	(2,438,495)	(2,331,791)

Total Liabilities and Partners’ Deficit	$27,155	$21,720

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	2009		2008
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$933	$2,925	$-	$4,644

Total operating income	933	2,925	-	4,644

Operating expenses:
Asset management fees (Note 3)	29,352	87,874	34,325	102,975
Legal and accounting fees	349	63,510	20,888	20,888
Appraisal expenses	-	3,300	-	-
Other	286	2,454	12,660	14,869

Total operating expenses	29,987	157,138	67,873	138,732

Loss from operations	(29,054)	(154,213)	(67,873)	(134,088)

Gain on sale of Local Limited
Partnerships (Note 2)	-	47,499	58,000	58,000

Interest income	4	10	2	10

Net income (loss)	$(29,050)	$(106,704)	$(9,871)	$(76,078)

Net income (loss) allocated to:
General Partner	$(291)	$(1,067)	$(99)	$(761)

Limited Partners	$(28,759)	$(105,637)	$(9,772)	$(75,317)

Net income (loss) per Partnership Unit	$(4)	$(15)	$(1)	$(11)

Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2009	$(80,478)	$(2,251,313)	$(2,331,791)

Net loss	(1,067)	(105,637)	(106,704)

Partners’ deficit at December 31, 2009	$(81,545)	$(2,356,950)	$(2,438,495)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

STATEMENT OF CASH FLOWS

For the Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(106,704)	$(76,078)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Change in accrued fees and expenses due to
General Partner and affiliates	112,139	105,824
Gain on sale of Local Limited Partnerships	(47,499)	(58,000)

Net cash used in operating activities	(42,064)	(28,254)

Cash flows from investing activities:

Proceeds from sale of Local Limited Partnerships	47,499	58,000

Net cash provided by investing activities	47,499	58,000

Net increase in cash	5,435	29,746

Cash, beginning of period	21,720	36,267

Cash, end of period	$27,155	$66,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

Organization

WNC Housing Tax Credit Fund II, L.P., (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on January 19, 1990.  The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Financial Group, L.P., a California partnership (the “General Partner”). The general partners of the General Partner are WNC & Associates, Inc., a California corporation (“Associates), and Wilfred N. Cooper Sr.  The chairman and president of Associates own all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 12,000 units of Limited Partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in December 31, 1992 at which time 7,000 Partnership Units representing subscriptions in the amount of $7,000,000, had been accepted.  The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments.  Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction.  Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations.  Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2011.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

As of the year ended March 31, 2009 the Partnership had sold its interests in three Local Limited Partnerships; Ashland Investment Group, Wilcox Investment Group, and Lake View.

During the quarter ended June 30, 2009, the Partnership sold its Limited Partnership interests in Cherokee Square Ltd. (“Cherokee”).  Cherokee was appraised with a value of $584,000 and had an outstanding mortgage balance of $940,544.   Cherokee did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property.  Although Cherokee had an appraisal value less than its outstanding debt, the Local  General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs.  Therefore the Local Limited Partnership interest of Cherokee was purchased by the Local General Partner. The cash received for the disposition of Cherokee was placed in the Partnership’s reserves and used to pay the costs incurred related to both the disposition and other operating expenses of the Partnership.

During the quarter ended September 30, 2009, the Partnership sold its Limited Partnership interest in DiVall Midland Associates Limited Partnership II (“DiVall”).  DiVall was appraised with a value of $545,000 and had an outstanding mortgage balance of $1,114,000.   DiVall did not have an Option Agreement but the Local General Partner was interested in purchasing the Limited Partnership interest in the property.  Although DiVall had an appraisal value less than its outstanding debt, the Local  General Partner agreed to pay the Partnership $27,499 to cover all transfer costs, including legal expenses and the appraisal costs.  Therefore the Local Limited Partnership interest of DiVall was purchased by the Local General Partner. The cash received for the disposition of DiVall was placed in the Partnership’s reserves and used to pay the costs incurred related to both the disposition and other operating expenses of the Partnership.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity’s expected losses, the majority of the expected residual returns, or both. The Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership’s interests in these VIE’s as the Partnership is not considered the primary beneficiary. The Partnership’s balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides to the Limited Partnerships in the future.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2009 all the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Net Loss Per Partnership Unit

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2009 and March 31, 2009, the Partnership owns Local Limited Partnership interests in 22 and 24 Local Limited Partnerships, respectively.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 611 and 674 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$2,420,000	$2,636,000

Expenses
Interest expense	310,000	342,000
Depreciation and amortization	478,000	544,000
Operating expenses	1,823,000	1,967,000
Total expenses	2,611,000	2,853,000

Net loss	$(191,000)	$(217,000)
Net loss allocable to the Partnership	$(188,000)	$(214,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $87,874 and $102,975 were incurred during the nine months ended December 31, 2009 and 2008, respectively.  The Partnership paid the General Partner and or its affiliates $21,763 and $2,500 of those fees during the nine months ended December 31, 2009 and 2008, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $23,237 and $5,000 during the nine months ended December 31, 2009 and 2008, respectively.

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

The accrued fees and expenses due to the General Partners and/or its affiliates consist of the following at:

	December 31, 2009	March 31, 2009

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$55,955	$9,927
Accrued asset management fee	2,409,695	2,343,584

Total	$2,465,650	$2,353,511

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Partnership through (FILING DATE) and concluded that no subsequent events have occurred that would require recognition in the financial.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2009 consisted of $27,000 in cash.  Liabilities at December 31, 2009 consisted of $2,466,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008.   The Partnership’s net loss for the three months ended December 31, 2009 was $(29,000) reflecting an increase of approximately $(19,000) from the $(10,000) net loss for the three months ended December 31, 2008.  The increase in net loss was primarily due to the $(58,000) gain on sale of Local Limited Partnerships for the three months ended December 31, 2008 compared to no gain on sale for the three months ended December 31, 2009.

This was due to the fact that two Local Limited Partnerships were sold during the three months ended December 31, 2008 while no Local Limited Partnerships were sold during the three months ended December 31, 2009. There was also a $21,000 decrease in legal and accounting fees due to the timing of work being performed.  Asset management fees decreased by $5,000.  These fees are calculated based on the Invested Assets, therefore as Local Limited Partnerships are sold the Invested Assets calculation decreases thereby decreasing the asset management fees that are incurred and expensed quarterly.   There was an increase of $1,000 in reporting fee income.  Reporting fee income fluctuates from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008.  The Partnership’s net loss for the nine months ended December 31, 2009 was $(107,000) reflecting an increase of approximately $(31,000) from the $(76,000) net loss for the nine months ended December 31, 2008.  The increase in net loss was primarily due to a $(43,000) increase in legal and accounting fees due to the timing of work being performed.  This was partially offset by a $15,000 decrease in asset management fees.  These fees are calculated based on the Invested Assets, thereby as Local Limited Partnerships are sold the Invested Assets calculation decreases therefore decreasing the asset management fees that are incurred and expensed quarterly.  There was a $(10,000) decrease in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.  While two Local Limited Partnerships were sold during each of the nine month periods the gain realized by the Partnership can vary depending on the sales prices and values of the Local Limited Partnerships being sold. Appraisal fees incurred related to the disposition of Local Limited Partnerships during the nine months ended December 31, 2009 increased by $(3,000) from the nine months ended December 31, 2008. In addition, there was a decrease of $(2,000) in reporting fee income.  Reporting fee income fluctuates from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008.  Net increase in cash during the nine months ended December 31, 2009 was $5,000 compared to the net increase in cash for the nine months ended December 31, 2008 of $30,000.  The change was primarily due to the fact that during the nine months ended December 31, 2009 the Partnership paid $22,000 of accrued asset management fees to the General Partner or its affiliates along with $23,000 paid to the General Partners for reimbursements of expenses paid on behalf of the Partnership compared to $3,000 and $5,000, respectively, for the nine months ended December 31, 2008. During the nine months ended December 31, 2009 the Partnership received $47,000 in proceeds from the sale of Local Limited Partnerships compared to $58,000 received for the nine months ended December 31, 2008.  Reporting fees received during the nine months ended December 31, 2009 decreased by $(2,000).

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2011.

Recent Accounting Changes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities  The Partnership does not anticipate this guidance to have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It was effective for the Partnership as of June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for the Partnership as of September 30, 2009, and has no material impact on the Partnership’s financial condition or results of operations.

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.   This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP).  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4T. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: February 16, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 16, 2010