Form 10-Q
period 2010-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2010-11-10
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes     X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___  Non-accelerated filer     X     Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No      X

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2010 and March 31, 2010	4

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2010 and 2009	5

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2010	6

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2010 and 2009	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash	$32,430	$27,658
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	3,000	-

Total Assets	$35,430	$27,658

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,529,125	$2,494,862

Partners’ Deficit:
General Partner	(82,097)	(81,832)
Limited Partners (12,000 Partnership Units authorized;
7,000 Partnership Units issued and outstanding)	(2,411,598)	(2,385,372)

Total Partners’ Deficit	(2,493,695)	(2,467,204)

Total Liabilities and Partners’ Deficit	$35,430	$27,658

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$1,457	$11,767	$-	$1,992

Operating expenses:
Asset management fees (Note 3)	26,810	54,103	28,470	58,522
Legal and accounting fees	33,319	33,335	63,161	63,161
Appraisal expenses	-	-	-	3,300
Other	-	825	351	2,168

Total operating expenses	60,129	88,263	91,982	127,151

Loss from operations	(58,672)	(76,496)	(91,982)	(125,159)

Gain on sale of investments in Local Limited Partnerships	50,000	50,000	27,499	47,499

Interest income	2	5	3	6

Net loss	$(8,670)	$(26,491)	$(64,480)	$(77,654)

Net loss allocated to:
General Partner	$(87)	$(265)	$(645)	$(777)

Limited Partners	$(8,583)	$(26,226)	$(63,835)	$(76,877)

Net loss per Partnership Unit	$(1)	$(4)	$(9)	$(11)

Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Quarterly Period Ended September 30, 2010
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2010	$(81,832)	$(2,385,372)	$(2,467,204)

Net loss	(265)	(26,226)	(26,491)

Partners’ deficit at September 30, 2010	$(82,097)	$(2,411,598)	$(2,493,695)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(26,491)	$(77,654)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on sale of investments in Local Limited Partnerships	(50,000)	(47,499)
Increase in other assets	(3,000)	-
Increase in accrued fees and expenses due to General Partner and affiliates	34,263	82,151

Net cash used in operating activities	(45,228)	(43,002)

Cash flows from investing activities:
Proceeds from sale of investments in Local Limited Partnerships	50,000	47,499

Net cash provided by investing activities	50,000	47,499

Net increase in cash	4,772	4,497

Cash, beginning of period	27,658	21,720

Cash, end of period	$32,430	$26,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  All Local Limited Partnerships have completed their Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner at its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

The Partnership has identified one additional Local Limited Partnership for disposition, Whitewater Woods, Limited Partnership (“Whitewater Woods”).  A third party has shown interest in purchasing the Local Limited Partnership. The discussions about the possible disposition are still in the preliminarily stages. The Partnership has received an appraisal for Whitewater Woods and is currently reviewing the appraisal and has started discussions with the third party.

On September 1, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Perry, L.P. (Candleridge-Perry) to the Local General Partner of Candleridge-Perry.  Candleridge-Perry was appraised at $198,000 and had a mortgage note balance of $555,264. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at September 30, 2010, therefore a gain on sale of investments in Local Limited Partnerships in the amount of $25,000 was recorded during the three months ended September 30, 2010.  No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture.

On September 1, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Runnells, L.P. (Candleridge-Runnells) to the Local General Partner of Candleridge-Runnells.  Candleridge-Runnells was appraised at $216,000 and had a mortgage note balance of $333,224. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at September 30, 2010, therefore a gain on sale of investments in Local Limited Partnerships in the amount of $25,000 was recorded during the three months ended September 30, 2010.  No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 27.5 years (see Note 2).

 “Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited  Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership’s exposure to loss to these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2010, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 20 and 22 Local Limited Partnerships, respectively.  Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 573 and 611 apartment units, respectively.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$1,470,000	$1,613,000

Expenses
Interest expense	170,000	207,000
Depreciation and amortization	292,000	318,000
Operating expenses	1,185,000	1,215,000
Total expenses	1,647,000	1,740,000

Net loss	$(177,000)	$(127,000)
Net loss allocable to the Partnership	$(175,000)	$(125,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $54,103 and $58,522 were incurred during the six months ended September 30, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $5,000 and $21,763 of those fees during the six months ended September 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $42,000 and $23,237 during the six months ended September 30, 2010 and 2009, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$45,092	$59,932
Accrued asset management fees	2,484,033	2,434,930

Total	$2,529,125	$2,494,862

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $32,000 in cash and other assets of $3,000.  Liabilities at September 30, 2010 consisted of $2,529,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.   The Partnership’s net loss for the three months ended September 30, 2010 was $(9,000), reflecting a decrease of approximately $55,000 from the $(64,000) net loss experienced during the three months ended September 30, 2009. The decrease is partially due to a decrease of $30,000 in legal and accounting fees due to the timing of work performed for the Partnership. Additionally, there was a $50,000 gain on sale of investments in Local Limited Partnerships during the three months ended September 30, 2010 compared to a $27,000 gain on sale of investments in Local Limited Partnerships during the three months ended September 30, 2009.  The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions. The asset management fees decreased by $2,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of two Local Limited Partnerships during the three months ended  September 30, 2010.  Reporting fees increased by $1,000 during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009. The Partnership’s net loss for the six months ended September 30, 2010 was $(26,000), reflecting a decrease of approximately $52,000 from the $(78,000) net loss experienced during the six months ended September 30, 2009.  The increase was largely due to a decrease of $30,000 in legal and accounting fees due to the timing of work performed for the Partnership.  In addition, there was an increase of $3,000 in the gain on sale of investments in Local Limited Partnerships for the six months ended September 30, 2010 compared to the gain on sale of investments in Local Limited Partnerships for the six months ended September 30, 2009.  The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions. The asset management fees decreased by $4,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sales during the six months ended September 30, 2010.  Reporting fees increased by $10,000 compared to the six months ended September 30, 2009. Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009. The net increase in cash during the six months ended September 30, 2010 was $5,000 compared to a net increase in cash during the six months ended September 30, 2009 of $4,000. The change is partially due to the fact that during the six months ended September 30, 2010, the Partnership received $50,000 in proceeds from the sale of two Local Limited Partnerships compared to $47,000 in proceeds received on sales during the six months ended September 30, 2009. Additionally, during the six months ended September 30, 2010, the Partnership paid $(5,000) of accrued asset management fees to the General Partner or its affiliates along with $(42,000) paid to the General Partner or its affiliates for reimbursements of expenses paid by the General Partner or its affiliates on behalf of the Partnership, compared to $(22,000) and $(23,000), respectively, paid during the six months ended September 30, 2009.  The reporting fees increased by $10,000 during the six months ended September 30, 2010 compared to the six months ended September 30, 2009 as explained above.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $34,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

Item 4T. Controls and Procedures, continued

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: November 10, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2010