Form 10-Q
period 2010-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2011-02-14
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes       X                      No __________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _________No       X

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
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2010 and March 31, 2010	4

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2010 and 2009	5

Condensed Statement of Partners' Deficit
For the Nine Months Ended December 31, 2010	6

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2010 and 2009	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash	$76,490	$27,658
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	2,600	-

Total Assets	$79,090	$27,658

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,560,211	$2,494,862

Partners’ Deficit:
General Partner	(81,971)	(81,832)
Limited Partners (12,000 Partnership Units authorized;
7,000 Partnership Units issued and outstanding)	(2,399,150)	(2,385,372)

Total Partners’ Deficit	(2,481,121)	(2,467,204)

Total Liabilities and Partners’ Deficit	$79,090	$27,658

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$11,767	$933	$2,925

Operating expenses:
Asset management fees (Note 3)	25,844	79,947	29,352	87,874
Legal and accounting fees	43	33,378	349	63,510
Appraisal expenses	-	-	-	3,300
Other	2,599	3,424	286	2,454

Total operating expenses	28,486	116,749	29,987	157,138

Loss from operations	(28,486)	(104,982)	(29,054)	(154,213)

Gain on sale of investments in Local Limited Partnerships	41,056	91,056	-	47,499

Interest income	4	9	4	10

Net income (loss)	$12,574	$(13,917)	$(29,050)	$(106,704)

Net income (loss) allocated to:
General Partner	$126	$(139)	$(291)	$(1,067)

Limited Partners	$12,448	$(13,778)	$(28,759)	$(105,637)

Net income (loss) per Partnership Unit	$2	$(2)	$(4)	$(15)

Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2010	$(81,832)	$(2,385,372)	$(2,467,204)

Net loss	(139)	(13,778)	(13,917)

Partners’ deficit at December 31, 2010	$(81,971)	$(2,399,150)	$(2,481,121)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(13,917)	$(106,704)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on sale of investments in Local Limited Partnerships	(91,056)	(47,499)
Increase in other assets	(5,600)	-
Increase in accrued fees and expenses due to General Partner and affiliates	65,349	112,139

Net cash used in operating activities	(45,224)	(42,064)

Cash flows from investing activities:
Proceeds from sale of investments in Local Limited Partnerships	94,056	47,499

Net cash provided by investing activities	94,056	47,499

Net increase in cash	48,832	5,435

Cash, beginning of period	27,658	21,720

Cash, end of period	$76,490	$27,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner at its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

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

On September 1, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Perry, L.P. (Candleridge-Perry) to the Local General Partner of Candleridge-Perry.  Candleridge-Perry was appraised at $198,000 and had a mortgage note balance of $555,264. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain on sale of investments in Local Limited Partnerships in the amount of $25,000 was recorded during the nine months ended December 31, 2010.  No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture.

On September 1, 2010, the Partnership sold its limited partner interest in Candleridge Apartments of Runnells, L.P. (Candleridge-Runnells) to the Local General Partner of Candleridge-Runnells.  Candleridge-Runnells was appraised at $216,000 and had a mortgage note balance of $333,224. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain on sale of investments in Local Limited Partnerships in the amount of $25,000 was recorded during the nine months ended December 31, 2010.  No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture.

On December 31, 2010, the Partnership sold its limited partner interest in Whitewater Woods to the Local General Partner.  Whitewater was appraised at $792,000 and had a mortgage note balance of $1,244,547 as of December 31, 2009. The Partnership received $44,056 from the sale.  The Partnership will use the cash proceeds to repay $34,056 of accrued fees and expenses due to General Partner and affiliates and will retain the remaining $10,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale. The purchase price of $44,056 was partially offset by a $3,000 appraisal that was performed prior to the sale resulting in a $41,056 gain being recorded during the nine months ended December 31, 2010.  No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture.

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

 “Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited  Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 19 and 22 Local Limited Partnerships, respectively.  Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 533 and 611 apartment units, respectively.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$2,205,000	$2,420,000

Expenses
Interest expense	255,000	310,000
Depreciation and amortization	438,000	478,000
Operating expenses	1,777,000	1,823,000
Total expenses	2,470,000	2,611,000

Net loss	$(265,000)	$(91,000)
Net loss allocable to the Partnership	$(262,000)	$(188,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $79,947 and $87,874 were incurred during the nine months ended December 31, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $5,000 and $21,763 of those fees during the nine months ended December 31, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $52,000 and $23,237 during the nine months ended December 31, 2010 and 2009, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$50,334	$59,932
Accrued asset management fees	2,509,877	2,434,930

Total	$2,560,211	$2,494,862

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed unaudited condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $76,000 in cash and other assets of $3,000.  Liabilities at December 31, 2010 consisted of $2,560,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.   The Partnership’s net income for the three months ended December 31, 2010 was $13,000, reflecting an increase of approximately $42,000 from the $(29,000) net loss experienced during the three months ended December 31, 2009. The increase is due to the $41,000 gain on sale of investments in Local Limited Partnerships during the three months ended December 31, 2010 while no gain was recorded during the three months ended December 31, 2009. The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions. The asset management fees decreased by $4,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of two Local Limited Partnerships during the previous quarter.  Reporting fees decreased by $(1,000) during the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009. The Partnership’s net loss for the nine months ended December 31, 2010 was $(14,000), reflecting a decrease of approximately $93,000 from the $(107,000) net loss experienced during the nine months ended December 31, 2009.  The decrease was largely due to a decrease of $31,000 in legal and accounting fees due to the timing of work performed for the Partnership.  In addition, there was an increase of $44,000 in the gain on sale of investments in Local Limited Partnerships for the nine months ended December 31, 2010 compared to the gain on sale of investments in Local Limited Partnerships for the nine months ended December 31, 2009.  The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The asset management fees decreased by $8,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sales of the Local Limited Partnerships during the nine months ended December 31, 2010.  Reporting fees increased by $9,000 compared to the nine months ended December 31, 2009. Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009. The net increase in cash during the nine months ended December 31, 2010 was $49,000 compared to a net increase in cash during the nine months ended December 31, 2009 of $5,000. The change is partially due to the fact that during the nine months ended December 31, 2010, the Partnership received $94,000 in cash proceeds from the sale of three Local Limited Partnerships compared to $47,000 in proceeds received on sales during the nine months ended December 31, 2009. The reporting fees increased by $9,000 during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 as explained above.  During the nine months ended December 31, 2010 the Partnership paid the General Partner or an affiliate $57,000 in accrued asset management fees and reimbursements of operating expenses that were paid on the Partnerships behalf compared to $45,000 paid during the nine months ended December 31, 2009.  The amount paid varies depending on the cash that the Partnership collected throughout the period.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $65,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: February 14, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2011