Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2011-06-28
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2011

OR

         □       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-20057

WNC HOUSING TAX CREDIT FUND II, L.P.
(Exact name of registrant as specified in its charter)

California	33-0433017
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle	92614-6404
Irvine, CA	(Zip Code)
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

The general partner of the Partnership is WNC Financial Group, L.P. (the “General Partner”).  The general partners of the General Partner are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr.  The chairman and president of Associates own all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership originally invested in twenty-seven Local Limited Partnerships, nine of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010 the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd. and Divall Midland Associates Limited Partnership II. Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2011, on September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Perry, L.P. (Candleridge-Perry) to the Local General Partner of Candleridge-Perry.  Candleridge-Perry was appraised for $198,000 and had a mortgage note balance of $555,264 as of December 31, 2009. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain on sale of Local Limited Partnerships in the amount of $25,000 was recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

During the year ended March 31, 2011, on September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Runnells, L.P. (Candleridge-Runnells) to the Local General Partner of Candleridge-Runnells.  Candleridge-Runnells was appraised for $216,000 and had a mortgage note balance of $333,224 as of December 31, 2009. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain on sale of Local Limited Partnerships in the amount of $25,000 was recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

During the year ended March 31, 2011, on December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Whitewater Woods to the Local General Partner.  Whitewater was appraised at $792,000 and had a mortgage note balance of $1,244,547 as of December 31, 2009. The Partnership received $44,057 from the sale.  The Partnership used the cash proceeds to repay $34,057 of accrued fees and expenses due to General Partner and affiliates and retained the remaining $10,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale. The purchase price was partially offset by a $3,000 appraisal that was performed prior to the sale resulting in a $41,057 gain being recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

The last disposition for the year ended March 31, 2011 was the Partnership’s sale of its Local Limited Partnership Interest in Brian’s Village Apartments, L.P. (“Brian’s Village”) on March 15, 2011.  Brian’s Village was appraised at $550,000 and had a mortgage note balance of $721,234 as of December 31, 2010.  The Partnership received $30,000 from the sale.  The Partnership paid $10,000 in accrued asset management fees to the General Partner or an affiliate and retained the remaining $20,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $30,000 was recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  Expenses incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition all related the capitalized costs will be netted with any sale proceeds received in order to calculate the net gain or loss on the disposition.

As of March 31, 2011 the five following Local Limited Partnerships were identified for disposition and all five Local Limited Partnership Interests were sold on May 1, 2011.

The Partnership sold its Local Limited Partnership Interest in Brantley Housing, Ltd. (“Brantley”) to the Local General Partner for $16,372.  Brantley was appraised for $365,000 and had a mortgage note balance of $545,746 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $16,372 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.   Therefore, a gain of $11,484 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Eclectic Housing, Ltd. (“Eclectic”) to the Local General Partner for $10,936.  Eclectic was appraised for $260,000 and had a mortgage note balance of $364,532 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $10,936 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $6,048 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Perry County Housing, Ltd. (“Perry County”) to the Local General Partner for $12,521.  Perry County was appraised for $200,000 and had a mortgage note balance of $417,358 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,521 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,633 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Pine Hill Housing, Ltd. (“Pine Hill”) to the Local General Partner for $15,685.  Pine Hill was appraised for $365,000 and had a mortgage note balance of $517,839 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $15,685 of accrued fees and expenses due to General Partner.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $10,797 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Wadley Housing, Ltd. (“Wadley”) to the Local General Partner for $12,549.  Wadley was appraised for $360,000 and had a mortgage note balance of $418,290 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,549 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,661 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

While appraisals have been performed on substantially all of the Local Limited Partnerships, Airport Road Associates, Limited., Am-Kent Associates, Ltd. and Elizabeth Square Associates, Ltd. have all been identified for disposition as of March 31, 2011.  Contracts are under review by each of the potential purchasers of the Local Limited Partnerships Interest for both of these Local Limited Partnerships.  The Partnership estimates a closing date of August 2011 for the Local Limited Partnership Interest sales.  The purchase price is still under negotiations.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $80,000, $91,000 and $129,000 for the years ended March 31, 2011, 2010 and 2009 respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $76,000 per year through the termination of the Partnership, which must occur no later than December 31, 2045.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the nineteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Airport Road Associates, Limited (2)	Slidell, Louisiana	Clifford E. Olsen, Olsen Securities Corporation	$334,000	$334,000	40	$695,000	$1,381,000

Am-Kent Associates, Ltd. (2)	Amite & Kentwood, Louisiana	Olsen Securities Corporation	232,000	232,000	32	585,000	1,061,000

Arizona I Limited Partnership	Showlow, Arizona	Western States Housing Corporation and Joe W. Roberts Company	320,000	320,000	42	617,000	1,422,000

Brantley Housing, Ltd.(1)	Brantley, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	108,000	108,000	19	287,000	546,000

Brian's Village Apartments, an Oklahoma Limited Partnership	Mannford, Oklahoma	Robert W. Green and Emerald Development Co., Inc.	*	*	28	374,000	721,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Casa Allegre Limited Partnership	Las Vegas, New Mexico	Western States Housing Corporation, ABO Corporation and Alan D. Nofsker	318,000	318,000	42	635,000	1,229,000

Castroville Village, Ltd.	Castroville, Texas	Doublekaye Corp and Gary L. Kersch	165,000	165,000	40	426,000	866,000

Eclectic Housing, Ltd.(1)	Eclectic, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	74,000	74,000	15	216,000	365,000

Elizabeth Square Associates, Ltd. (2)	Raceland, Louisiana	Olsen Securities Corp.	356,000	356,000	48	748,000	1,367,000

Emory Capital, L.P.	Emory, Texas	1600 Capital Company, Inc.	85,000	85,000	16	175,000	353,000

Emory Manor, L.P.	Emory, Texas	1600 Capital Company, Inc.	128,000	128,000	24	206,000	527,000

Idalou Manor, L.P.	Idalou, Texas	1600 Capital Company, Inc.	122,000	122,000	24	290,000	591,000

Jefferson Capital, L.P.	Jefferson, Texas	1600 Capital Company, Inc.	167,000	167,000	30	269,000	682,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Jefferson Manor, L.P.	Jefferson, Texas	1600 Capital Company, Inc.	179,000	179,000	32	362,000	729,000

Littlefield Manor, L.P.	Littlefield, Texas	1600 Capital Company, Inc.	118,000	118,000	24	280,000	567,000

Perry County Housing, Ltd.(1)	Uniontown, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	82,000	82,000	15	215,000	417,000

Pine Hill Housing, Ltd.(1)	Pine Hill, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	105,000	105,000	19	267,000	518,000

Rociada Partners Ltd.	Hereford, Texas	Richard Lee (Rick) Brown	154,000	154,000	28	316,000	693,000

Wadley Housing, Ltd.(1)	Wadley, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	76,000	76,000	15	213,000	418,000

			$3,123,000	$3,123,000	533	$7,176,000	$14,453,000

*The Local Limited Partnership Interest was sold subsequent to December 31, 2010 but prior to March 31, 2011.

(1)	The Partnership has identified the Local Limited Partnership for disposition and the Local Limited Partnership Interests were sold subsequent to March 31, 2011.

(2)	The Local Limited Partnership was identified for disposition as of March 31, 2011.

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Airport Road Associates, Limited (2)	$236,000	$(51,000)	N/A

Am-Kent Associates, Ltd. (2)	242,000	(23,000)	N/A

Arizona I Limited Partnership	223,000	(2,000)	N/A

Brantley Housing, Ltd. (1)	98,000	10,000	N/A

Brian’s Village Apartments, L.P.	147,000	(7,000)	N/A

Casa Allegre Limited Partnership	223,000	17,000	N/A

Castroville Village, Ltd.	244,000	(4,000)	N/A

Eclectic Housing, Ltd. (1)	74,000	8,000	N/A

Elizabeth Square Associates, Ltd. (2)	307,000	(34,000)	N/A

Emory Capital, L.P.	75,000	(9,000)	N/A

Emory Manor, L.P.	110,000	(7,000)	N/A

Idalou Manor, L.P.	104,000	(19,000)	N/A

Jefferson Capital, L.P.	130,000	(8,000)	N/A

Jefferson Manor, L.P.	123,000	(32,000)	N/A

Littlefield Manor, L.P.	97,000	(15,000)	N/A

Perry County Housing, Ltd. (1)	78,000	(7,000)	N/A

Pine Hill Housing, Ltd. (1)	99,000	7,000	N/A

Rociada Partners Ltd.	107,000	(43,000)	N/A

Wadley Housing, Ltd. (1)	78,000	(1,000)	N/A

	$2,795,000	$(220,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Partnership has identified the Local Limited Partnership for disposition and the Local Limited Partnership Interests were sold subsequent to March 31, 2011.

(2)	The Local Limited Partnership was identified for disposition as of March 31, 2011.

WNC Housing Tax Credit Fund II, L.P.
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Airport Road Associates, Limited	Slidell, Louisiana	Clifford E. Olsen, Olsen Securities Corporation	93%	93%	95%	93%	98%

Am-Kent Associates, Ltd.	Amite & Kentwood, Louisiana	Olsen Securities Corporation	100%	100%	100%	97%	94%

Arizona I Limited Partnership	Showlow, Arizona	Western States Housing Corporation and Joe W. Roberts Company	81%	86%	86%	88%	93%

Ashland Investment Group, an Oregon Limited Partnership	Ashland, Oregon	Ronald D. Bettencourt	N/A	N/A	N/A	98%	98%

Brantley Housing, Ltd.	Brantley, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	95%	84%	89%	84%	89%

Brian's Village Apartments, an Oklahoma Limited Partnership	Mannford, Oklahoma	Robert W. Green and Emerald Development Co., Inc.	100%	100%	100%	96%	93%

Candleridge Apartments of Perry, L.P.	Perry, Iowa	Eric A Sheldahl	N/A	57%	74%	91%	87%

Candleridge Apartments of Runnells, L.P.	Runnells, Iowa	Eric A. Sheldahl	N/A	100%	93%	93%	100%

WNC Housing Tax Credit Fund II, L.P.
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Casa Allegre Limited Partnership	Las Vegas, New Mexico	Western States Housing Corporation, ABO Corporation and Alan D. Nofsker	100%	100%	98%	100%	95%

Castroville Village, Ltd.	Castroville, Texas	Doublekaye Corp and Gary L. Kersch	98%	95%	100%	98%	98%

Cherokee Square, L.P.	Rogersville, Tennessee	Douglas B. Parker and Billy D. Cobb	N/A	N/A	100%	97%	94%

Divall Midland Associates Limited Partnership II	Port Washington, Wisconsin	Gary J. DiVall	N/A	N/A	91%	97%	94%

Eclectic Housing, Ltd.	Eclectic, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	100%	100%	93%	93%	100%

Elizabeth Square Associates, Ltd.	Raceland, Louisiana	Olsen Securities Corp.	94%	98%	83%	98%	98%

Emory Capital, L.P.	Emory, Texas	1600 Capital Company, Inc.	94%	100%	88%	100%	100%

Emory Manor, L.P.	Emory, Texas	1600 Capital Company, Inc.	100%	100%	96%	96%	96%

Idalou Manor, L.P.	Idalou, Texas	1600 Capital Company, Inc.	100%	92%	88%	96%	96%

Jefferson Capital, L.P.	Jefferson, Texas	1600 Capital Company, Inc.	97%	97%	93%	97%	97%

WNC Housing Tax Credit Fund II, L.P.
March 31, 2011

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Jefferson Manor, L.P.	Jefferson, Texas	1600 Capital Company, Inc.	94%	91%	91%	100%	94%

Lake View Limited Partnership	Beaver Dam, Wisconsin	Tomas L Larson, William H. Larson, and Raymond L. Tetzlaff	N/A	N/A	N/A	N/A	95%

Littlefield Manor, L.P.	Littlefield, Texas	1600 Capital Company, Inc.	92%	92%	96%	96%	100%

Perry County Housing, Ltd.	Uniontown, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	87%	93%	80%	80%	80%

Pine Hill Housing, Ltd.	Pine Hill, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	89%	89%	89%	100%	89%

Rociada Partners Ltd.	Hereford, Texas	Richard Lee (Rick) Brown	89%	93%	89%	100%	96%

Wadley Housing, Ltd.	Wadley, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	100%	93%	93%	87%	73%

Whitewater Woods Limited Partnership	Whitewater, Wisconsin	Thomas G. Larson, William H. Larson, and Raymond L. Tetzlaff	N/A	88%	98%	98%	95%

Willcox Investment Group, an Arizona Limited Partnership	Willcox, Arizona	John P. Casper	N/A	N/A	N/A	90%	87%

	Weighted Average		95%	93%	92%	95%	94%

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

(b)	At March 31, 2011, there were 560 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2011, 2010 and 2009, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash	$43,639	$27,658	$21,720	$36,267	$75,484
Other assets	51,500	-	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$95,139	$27,658	$21,720	$36,267	$75,484

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$2,573,107	$2,494,862	$2,353,511	$2,258,941	$2,221,528
Accounts payable	-	-	-	-	1,575

Total Liabilities	2,573,107	2,494,862	2,353,511	2,258,941	2,223,103

PARTNERS' DEFICIT	(2,477,968)	(2,467,204)	(2,331,791)	(2,222,674)	(2,147,619)

Total Liabilities and Partners’ Deficit	$95,139	$27,658	$21,720	$36,267	$75,484

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2011	2010	2009	2008	2007
Loss from operations	$(131,835)	$(176,909)	$(167,133)	$(200,820)	$(172,661)
Gain on sale of Local Limited Partnerships	121,057	41,483	58,000	363,905	-
Interest income	14	13	16	125	337

Net income (loss)	$(10,764)	$(135,413)	$(109,117)	$163,210	$(172,324)

Net income (loss) allocated to:
General Partner	$(108)	$(1,354)	$(1,091)	$1,632	$(1,724)

Limited Partners	$(10,656)	$(134,059)	$(108,026)	$161,578	$(170,600)

Net income (loss) per Partnership Unit	$(1.52)	$(19.15)	$(15.43)	$23.08	$(24.38)

Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000	7,000

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Net cash provided by (used in):

Operating activities	$(108,076)	$(35,545)	$(72,547)	$(164,857)	$(7,855)
Investing activities	124,057	41,483	58,000	363,905	-
Financing activities	-	-	-	(238,265)	-

Net change in cash	15,981	5,938	(14,547)	(39,217)	(7,855)

Cash, beginning of period	27,658	21,720	36,267	75,484	83,339

Cash, end of period	$43,639	$27,658	$21,720	$36,267	$75,484

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$-	$-	$-	$-	$-

State	-	-	-	-	-

Total	$-	$-	$-	$-	$-

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (See Notes 2 and 3 to the financial statements) .

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted Generaly Accepted Accounting Principles for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future.  All of the Local Limited Partnerships have completed the Compliance Period.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $44,000 in cash and $52,000 in other assets. Liabilities at March 31, 2011 primarily consisted of $2,573,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations’ below).

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(11,000), reflecting a change of $124,000 from the net loss of $(135,000) experienced for the year ended March 31, 2010.  The decrease in net loss is primarily due to the $80,000 increase in the gain on sale of Local Limited Partnerships.   For the year ended March 31, 2010, there was a $41,000 gain on sale of Local Limited Partnerships, compared to a $121,000 gain recorded during the year ended March 31, 2011.  The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold.  For the year ended March 31, 2011, there was also a $9,000 decrease in asset management fees. The fee is the sum of the Partnership’s investment in Local Limited Partnership Interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  The decrease is due to the fact that during the year ended March 31, 2010, two Local Limited Partnerships were sold while four additional Local Limited Partnerships were sold during the year ended March 31, 2011. Legal and accounting expenses decreased by $28,000 due to the timing of the accounting and legal work performed. Additionally, there was a $10,000 increase in total income. The Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(135,000), reflecting a change of $(26,000) from the net loss of $(109,000) experienced for the year ended March 31, 2009.  The increase in net loss is primarily due to the $(17,000) decrease in the gain on sale of Local Limited Partnerships.   For the year ended March 31, 2009, there was a $58,000 gain on disposal from the sale of the Local Limited Partnership Interests in two Local Limited Partnerships, compared to a $41,000 gain for the year ended March 31, 2010 as a result of the Partnership selling its Local Limited Partnership Interests in two additional Local Limited Partnerships.  The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold.  For the year ended March 31, 2010, there was also a $20,000 decrease in asset management fees. The fee is the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  The decrease is due to the fact that during the year ended March 31, 2009, two Local Limited Partnerships were sold and two other Local Limited Partnerships were sold during the year ended March 31, 2010. Therefore, the annual expense decreased.  Legal and accounting expenses increased by $(41,000) due to the timing of the accounting and legal work being performed. Additionally there was a $2,000 decrease in total income. Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.   The appraisal expenses decreased by $12,000 due to the fact that the Partnership paid for the appraisals for the two Local Limited Partnerships interests that were sold during the year ended March 31, 2009.  The appraisal expenses related to the dispositions during the year ended March 31, 2010 were paid by the purchaser of the Local Limited Partnerships.

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  Net increase in cash during the year ended March 31, 2011 was $16,000 compared to net increase in cash for the year ended March 31, 2010 of $6,000.  The change is partially due to reimbursement to the General Partner or an affiliate of $23,000 for operating expenses paid on behalf of the Partnership during the year ended March 31, 2010 compared to $97,000 reimbursed during the year ended March 31, 2011.  In addition, $22,000 of accrued asset management fees were paid during the year ended March 31, 2010 compared to $24,000 of accrued asset management fees paid during the year ended March 31, 2011.  During the year ended March 31, 2010, the Partnership received $41,000 for the sale of its Limited Partnership Interests in two Local Limited Partnerships compared to $124,000 received for the disposition of four Local Limited Partnership Interests during the year ended March 31, 2011.  As explained above, the cash received as a result of a sale of a Local Limited Partnership can vary greatly depending on the value of the underlying Housing Complex of each Local Limited Partnership.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  Net increase in cash during the year ended March 31, 2010 was $6,000 compared to net decrease in cash for the year ended March 31, 2009 of $(15,000).  The increase of $21,000 in net cash provided is partially due to reimbursement to the General Partner or an affiliate of $73,000 for operating expenses incurred by the Partnership and paid for by the General Partner for the year ended March 31, 2009 compared to $23,000 being paid during the year ended March 31, 2010.  This increase in cash was partially offset by the $5,000 in accrued asset management fees paid during the year ended March 31, 2009 compared to $24,000 in accrued asset management fees paid during the year ended March 31, 2010.  During the year ended March 31, 2009, the Partnership received $58,000 for the sale of its Limited Partnership Interests in two Local Limited Partnerships compared to $41,000 received for the disposition of two additional Local Limited Partnership Interests during the year ended March 31, 2010.  As explained above, the cash received as a result of a sale of a Local Limited Partnership can vary greatly depending on the value of the underlying Housing Complex of each Local Limited Partnership.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $78,000, $141,000 and $95,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$2,593,084	$75,929	$75,929	$75,929	$75,929	$2,201,941	$5,098,741
Total contractual cash obligations	$2,593,084	$75,929	$75,929	$75,929	$75,929	$2,201,941	$5,098,741

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column.  As of May 1, 2011, the Partnership sold its limited partnership interests in Brantley Housing, Ltd., Eclectic Housing Ltd., Perry County, Ltd., Pine Hill Housing, Ltd. and Wadley Housing, Ltd. Accordingly, the related asset management fee obligations for those Local Limited Partnerships after May 1, 2011 have been excluded from the table above. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund II, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C

Bethesda, Maryland
June 28, 2011

WNC  HOUSING TAX CREDIT FUND II,  L.P.
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010

ASSETS

Cash	$43,639	$27,658
Other assets	51,500	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$95,139	$27,658

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$2,573,107	$2,494,862

Partners’ Deficit:
General Partner	(81,940)	(81,832)

Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership Units issued and outstanding)	(2,396,028)	(2,385,372)

Total Partners’ Deficit	(2,477,968)	(2,467,204)

Total Liabilities and Partners’ Deficit	$95,139	$27,658

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,

	2011	2010	2009

Distribution income	$5,575	$1,200	$-
Reporting fees	7,392	2,225	5,845

Total income	12,967	3,425	5,845

Operating expenses:
Asset management fees (Note 3)	103,771	113,109	133,525
Legal and accounting	35,516	63,488	22,980
Taxes	800	800	800
Appraisal expenses	-	-	12,290
Other	4,715	2,937	3,383

Total operating expenses	144,802	180,334	172,978

Loss from operations	(131,835)	(176,909)	(167,133)

Gain on sale of Local Limited Partnerships	121,057	41,483	58,000

Interest income	14	13	16

Net loss	$(10,764)	$(135,413)	$(109,117)

Net loss allocated to:
General Partner	$(108)	$(1,354)	$(1,091)

Limited Partners	$(10,656)	$(134,059)	$(108,026)

Net loss per Partnership Unit	$(1.52)	$(19.15)	$(15.43)

Outstanding weighted Partnership Units	7,000	7,000	7,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT

For The Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2008	$(79,387)	$(2,143,287)	$(2,222,674)

Net loss	(1,091)	(108,026)	(109,117)

Partners’ deficit at March 31, 2009	(80,478)	(2,251,313)	(2,331,791)

Net loss	(1,354)	(134,059)	(135,413)

Partners’ deficit at March 31, 2010	(81,832)	(2,385,372)	(2,467,204)

Net loss	(108)	(10,656)	(10,764)

Partners’ deficit at March 31, 2011	$(81,940)	$(2,396,028)	$(2,477,968)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(10,764)	$(135,413)	$(109,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued fees and expenses due to General Partner and affiliates	78,245	141,351	94,570
Gain on sale of Local Limited Partnerships	(121,057)	(41,483)	(58,000)
Increase in other assets	(54,500)	-	-

Net cash used in operating activities	(108,076)	(35,545)	(72,547)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	124,057	41,483	58,000

Net cash provided by investing activities	124,057	41,483	58,000

Net increase (decrease) in cash	15,981	5,938	(14,547)

Cash, beginning of period	27,658	21,720	36,267

Cash, end of period	$43,639	$27,658	$21,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Years Ended March 31, 2011, 2010 and 2009

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

The general partner of the Partnership is WNC Financial Group, L.P. (the “General Partner”). The general partners of the General Partner are WNC & Associates, Inc. (“Associates”), and Wilfred N. Cooper, Sr.  The chairman and president own all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

For The Years Ended March 31, 2011, 2010 and 2009

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future.  All of the Local Limited Partnerships have completed the Compliance Period.

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

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010 the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd. and Divall Midland Associates Limited Partnership II. Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2011, on September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Perry, L.P. (Candleridge-Perry) to the Local General Partner of Candleridge-Perry.  Candleridge-Perry was appraised for $198,000 and had a mortgage note balance of $555,264 as of December 31, 2009. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain on sale of Local Limited Partnerships in the amount of $25,000 was recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2011, on September 13, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Runnells, L.P. (Candleridge-Runnells) to the Local General Partner of Candleridge-Runnells.  Candleridge-Runnells was appraised for $216,000 and had a mortgage note balance of $333,224 as of December 31, 2009. The Partnership received $25,000 from the sale.  The Partnership used the cash proceeds to repay $21,000 of accrued fees and expenses due to General Partner and affiliates and is retaining the remaining $4,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain on sale of Local Limited Partnerships in the amount of $25,000 was recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

During the year ended March 31, 2011, on December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Whitewater Woods to the Local General Partner.  Whitewater was appraised at $792,000 and had a mortgage note balance of $1,244,547 as of December 31, 2009. The Partnership received $44,057 from the sale.  The Partnership used the cash proceeds to repay $34,057 of accrued fees and expenses due to General Partner and affiliates and retained the remaining $10,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale. The purchase price was partially offset by a $3,000 appraisal that was performed prior to the sale resulting in a $41,057 gain being recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

The last disposition for the year ended March 31, 2011 was the Partnership’s sale of its Local Limited Partnership Interest in Brian’s Village Apartments, L.P. (“Brian’s Village”) on March 15, 2011.  Brian’s Village was appraised at $550,000 and had a mortgage note balance of $721,234 as of December 31, 2010.  The Partnership received $30,000 from the sale.  The Partnership paid $10,000 in accrued asset management fees to the General Partner or an affiliate and retained the remaining $20,000 in reserves for future Partnership operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $30,000 was recorded during the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture to the investors in the Partnership.

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  Expenses incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition all related the capitalized costs will be netted with any sale proceeds received in order to calculate the net gain or loss on the disposition.

As of March 31, 2011 the five following Local Limited Partnerships were identified for disposition and all five Local Limited Partnership Interests were sold on May 1, 2011.

The Partnership sold its Local Limited Partnership Interest in Brantley Housing, Ltd. (“Brantley”) to the Local General Partner for $16,372.  Brantley was appraised for $365,000 and had a mortgage note balance of $545,746 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $16,372 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.   Therefore, a gain of $11,484 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
The Partnership also sold its Local Limited Partnership Interest in Eclectic Housing, Ltd. (“Eclectic”) to the Local General Partner for $10,936.  Eclectic was appraised for $260,000 and had a mortgage note balance of $364,532 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $10,936 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $6,048 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Perry County Housing, Ltd. (“Perry County”) to the Local General Partner for $12,521.  Perry County was appraised for $200,000 and had a mortgage note balance of $417,358 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,521 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,633 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Pine Hill Housing, Ltd. (“Pine Hill”) to the Local General Partner for $15,685.  Pine Hill was appraised for $365,000 and had a mortgage note balance of $517,839 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $15,685 of accrued fees and expenses due to General Partner.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $10,797 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Wadley Housing, Ltd. (“Wadley”) to the Local General Partner for $12,549.  Wadley was appraised for $360,000 and had a mortgage note balance of $418,290 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,549 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,661 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

While appraisals have been performed on substantially all of the Local Limited Partnerships, Airport Road Associates, Limited., Am-Kent Associates, Ltd. and Elizabeth Square Associates, Ltd. have all been identified for disposition as of March 31, 2011.  Contracts are under review by each of the potential purchasers of the Local Limited Partnerships Interest for both of these Local Limited Partnerships.  The Partnership estimates a closing date of August 2011 for the Local Limited Partnership Interest sales.  The purchase price is still under negotiations.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 27.5 years (See Notes 2 and 3).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of New Accounting Pronouncements

In September 2006, the FASB issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and 2010, the Partnership owns Local Limited Partnership interests in 18 and 22 Local Limited Partnerships, respectively. As of March 31, 2011 and 2010, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 505 and 611 apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010, are approximately $4,129,000 and $4,417,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2011 and 2010, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnerships estimates of its share of losses for the years ended March 31, 2011, 2010 and 2009, amounting to approximately $235,000, $385,000 and $286,000, respectively, have not been recognized. As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $4,140,000.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $11,124,000 and $12,459,000, respectively)	$8,697,000	$10,336,000
Land	813,000	981,000
Other assets	1,728,000	1,985,000

Total assets	$11,238,000	$13,302,000

LIABILITIES

Mortgage loans payable	$14,453,000	$16,734,000
Due to related parties	103,000	131,000
Other liabilities	292,000	338,000

Total liabilities	14,848,000	17,203,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.	(4,129,000)	(4,417,000)
Other partners	519,000	516,000

Total partners’ equity (deficit)	(3,610,000)	(3,901,000)

Total liabilities and partners’ equity (deficit)	$11,238,000	$13,302,000

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$2,835,000	$3,136,000		$3,515,000

Expenses:
Operating expenses	2,209,000	2,479,000		2,623,000
Interest expense	297,000	411,000		456,000
Depreciation and amortization	549,000	637,000		725,000

Total expenses	3,055,000	3,527,000		3,804,000

Net operating loss	$(220,000)	$(391,000)	$	$$(289,000)

Net loss allocable to the Partnership	$(217,000)	$(385,000)		$(286,000)

Net loss recorded by the Partnership	$-	$-		$-

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

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $103,771, $113,109 and $133,525 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively, of which $24,000, $21,763 and $5,000 was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $97,056, $23,237 and $73,408 during the years ended March 31, 2011, 2010 and 2009 respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2011	2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$58,406	$59,932

Accrued asset management fees	2,514,701	2,434,930

Total	$2,573,107	$2,494,862

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2011

Income	$10,000	$1,000	$-	$2,000

Operating expenses	(28,000)	(60,000)	(28,000)	(29,000)

Loss from operations	(18,000)	(59,000)	(28,000)	(27,000)

Gain on sale of Local Limited Partnerships	-	50,000	41,000	30,000

Net income (loss)	(18,000)	(9,000)	13,000	3,000

Net income (loss) available to Limited Partners	(18,000)	(9,000)	13,000	3,000

Net loss per Partnership Unit	(3)	(1)	2	-

	June 30	September 30	December 31	March 31
2010

Income	$2,000	$-	$1,000	$-

Operating expenses	(35,000)	(92,000)	(30,000)	(23,000)

Loss from operations	(33,000)	(92,000)	(29,000)	(23,000)

Gain on sale of Local Limited Partnerships	20,000	28,000	-	(6,000)

Net loss	(13,000)	(64,000)	(29,000)	(29,000)

Net loss available to Limited Partners	(13,000)	(64,000)	(29,000)	(28,000)

Net loss per Partnership Unit	(2)	(9)	(4)	(4)

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

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

NOTE 5 – SUBSEQUENT EVENTS

As of March 31, 2011 the five following Local Limited Partnerships were identified for disposition and all five Local Limited Partnership Interests were sold on May 1, 2011.

The Partnership sold its Local Limited Partnership Interest in Brantley Housing, Ltd. (“Brantley”) to the Local General Partner for $16,372.  Brantley was appraised for $365,000 and had a mortgage note balance of $545,746 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $16,372 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.   Therefore, a gain of $11,484 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Eclectic Housing, Ltd. (“Eclectic”) to the Local General Partner for $10,936.  Eclectic was appraised for $260,000 and had a mortgage note balance of $364,532 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $10,936 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $6,048 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Perry County Housing, Ltd. (“Perry County”) to the Local General Partner for $12,521.  Perry County was appraised for $200,000 and had a mortgage note balance of $417,358 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,521 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,633 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2011, 2010 and 2009

NOTE 5 – SUBSEQUENT EVENTS, continued

The Partnership also sold its Local Limited Partnership Interest in Pine Hill Housing, Ltd. (“Pine Hill”) to the Local General Partner for $15,685.  Pine Hill was appraised for $365,000 and had a mortgage note balance of $517,839 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $15,685 of accrued fees and expenses due to General Partner.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $10,797 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Wadley Housing, Ltd. (“Wadley”) to the Local General Partner for $12,549.  Wadley was appraised for $360,000 and had a mortgage note balance of $418,290 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,549 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $288 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,661 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

While appraisals have been performed on substantially all of the Local Limited Partnerships, Airport Road Associates, Limited., Am-Kent Associates, Ltd. and Elizabeth Square Associates, Ltd. have all been identified for disposition as of March 31, 2011.  Contracts  are under review by each of the potential purchasers of the Local Limited Partnerships Interest for both of these Local Limited Partnerships.  The Partnership estimates a closing date of August 2011 for the Local Limited Partnership Interest sales.  The purchase price is still under negotiations.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 73, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 47, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partner has an audit committee.

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

(a)    Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.    Fees of approximately $104,000, $113,000 and $134,000 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership paid the General Partner and or its affiliates $24,000, $22,000 and  $5,000 of those fees during the years ended March 31, 2011, 2010 and 2009, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $58,406, $59,932 and $9,927 for the years ended March 31, 2011, 2010 and 2009, respectively.   The Partnership reimbursed the General Partner or its affiliates for operating expenses of $97,056, $23,237 and $73,408 during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which was $0 for Associates and $0 for the General Partner in the aggregate for each of the tax years (calendar years) ended December 31, 2010, 2009 and 2008. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no distributions of cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.

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

(a)
The General Partner manages all of the Partnership’s affairs.  The transactions with the General Partner is primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$27,710	$59,405
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$30,745	$62,440

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Deficit for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
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

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Airport Road Associates, Limited (2)	Slidell, Louisiana	$334,000	$334,000	$1,381,000	$87,000	$1,771,000	$1,352,000	$506,000

Am-Kent Associates, Ltd. (2)	Amite & Kentwood, Louisiana	232,000	232,000	1,061,000	55,000	1,533,000	1,091,000	497,000

Arizona I Limited Partnership	Showlow, Arizona	320,000	320,000	1,422,000	127,000	1,938,000	993,000	1,072,000

Brantley Housing, Ltd. (1)	Brantley, Alabama	108,000	108,000	546,000	26,000	741,000	365,000	402,000

Brian's Village Apartments, an Oklahoma Limited Partnership.	Mannford, Oklahoma	*	*	721,000	20,000	1,055,000	665,000	410,000

Casa Allegre Limited Partnership	Las Vegas, New Mexico	318,000	318,000	1,229,000	94,000	1,921,000	913,000	1,102,000

Castroville Village, Ltd.	Castroville, Texas	165,000	165,000	866,000	15,000	1,138,000	439,000	714,000

Eclectic Housing, Ltd. (1)	Eclectic, Alabama	74,000	74,000	365,000	53,000	449,000	235,000	267,000

Elizabeth Square Associates, Ltd. (2)	Raceland, Louisiana	356,000	356,000	1,367,000	35,000	2,028,000	1,371,000	692,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Emory Capital, L.P.	Emory, Texas	85,000	85,000	353,000	16,000	471,000	280,000	207,000

Emory Manor, L.P.	Emory, Texas	128,000	128,000	527,000	26,000	719,000	374,000	371,000

Idalou Manor, L.P.	Idalou, Texas	122,000	122,000	591,000	20,000	770,000	370,000	420,000

Jefferson Capital, L.P.	Jefferson, Texas	167,000	167,000	682,000	42,000	946,000	472,000	516,000

Jefferson Manor, L.P.	Jefferson, Texas	179,000	179,000	729,000	43,000	969,000	496,000	516,000

Littlefield Manor, L.P.	Littlefield, Texas	118,000	118,000	567,000	20,000	739,000	357,000	402,000

Perry County Housing, Ltd. (1)	Uniontown, Alabama	82,000	82,000	417,000	22,000	531,000	276,000	277,000

Pine Hill Housing, Ltd. (1)	Pine Hill, Alabama	105,000	105,000	518,000	32,000	674,000	342,000	364,000

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Rociada Partners Ltd.	Hereford, Texas	154,000	154,000	693,000	27,000	908,000	464,000	471,000

Wadley Housing, Ltd. (1)	Wadley, Alabama	76,000	76,000	418,000	53,000	520,000	269,000	304,000

		$3,123,000	$3,123,00	$14,453,000	$813,000	$19,821,000	$11,124,000	$9,510,000

*The Local Limited Partnership Interest was sold subsequent to December 31, 2010 but prior to March 31, 2011.

(1)	The Partnership has identified the Local Limited Partnership for disposition and the Local Limited Partnership Interests were sold subsequent to March 31, 2011.

(2)	The Local Limited Partnership was identified for disposition as of March 31, 2011.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Airport Road Associates, Limited (2)	$236,000	$(51,000)	1990	Completed	27.5

Am-Kent Associates, Ltd. (2)	242,000	(23,000)	1991	Completed	27.5

Arizona I Limited Partnership	223,000	(2,000)	1990	Completed	35

Brantley Housing, Ltd. (1)	98,000	10,000	1992	Completed	40

Brian's Village Apartments, an Oklahoma Limited Partnership	147,000	(7,000)	1990	Completed	30

Casa Allegre Limited Partnership	223,000	17,000	1990	Completed	40

Castroville Village, Ltd.	244,000	(4,000)	1991	Completed	50

Eclectic Housing, Ltd. (1)	74,000	8,000	1992	Completed	40

Elizabeth Square Associates, Ltd. (2)	307,000	(34,000)	1994	Completed	27.5

Emory Capital, L.P.	75,000	(9,000)	1990	Completed	27.5

Emory Manor, L.P.	110,000	(7,000)	1990	Completed	30

Idalou Manor, L.P.	104,000	(19,000)	1992	Completed	40

Jefferson Capital, L.P.	130,000	(8,000)	1990	Completed	50

Jefferson Manor, L.P.	123,000	(32,000)	1990	Completed	50

Littlefield Manor, L.P.	97,000	(15,000)	1991	Completed	40

Perry County Housing, Ltd. (1)	78,000	(7,000)	1992	Completed	40

Pine Hill Housing, Ltd. (1)	99,000	7,000	1992	Completed	40

Rociada Partners Ltd.	107,000	(43,000)	1990	Completed	40

Wadley Housing, Ltd. (1)	78,000	1,000	1992	Completed	40

	$2,795,000	$(220,000)

(1) The Partnership has identified the Local Limited Partnership for disposition and the Local Limited Partnership Interests were sold subsequent to March 31, 2011.
(2) The Local Limited Partnership was identified for disposition as of March 31, 2011.

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

(1) The Partnership has identified the Local Limited Partnership for disposition and the Local Limited Partnership Interests were sold subsequent to March 31, 2010.

WNC Housing Tax Credit Fund II, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Airport Road Associates, Limited	Slidell, Louisiana	$334,000	$334,000	$1,405,000	$87,000	$1,771,000	$1,224,000	$634,000

Am-Kent Associates, Ltd.	Amite & Kentwood, Louisiana	232,000	232,000	1,081,0000	55,000	1,533,000	980,000	608,000

Arizona I Limited Partnership	Showlow, Arizona	320,000	320,000	1,439,000000	127,000	2,009,000	959,000	1,177,000

Brantley Housing, Ltd.	Brantley, Alabama	108,000	108,000	553,000	26,000	694,000	331,000	389,000

Brian's Village Apartments, an Oklahoma Limited Partnership.	Mannford, Oklahoma	176,000	176,000	730,000	20,000	976,000	600,000	396,000

Candleridge Apartments of Perry, L.P.	Perry, Iowa	93,000	93,000	560,000	49,000	869,000	507,000	411,000

Candleridge Apartments of Runnells, L.P.	Runnells, Iowa	58,000	58,000	339,000	30,000	511,000	313,000	228,000

Casa Allegre Limited Partnership	Las Vegas, New Mexico	318,000	318,000	1,270,000	94,000	1,961,000	912,000	1,143,000

Castroville Village, Ltd.	Castroville, Texas	165,000	165,000	878,000	15,000	1,136,000	392,000	759,000

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
President of WNC & Associates, Inc.

Date:  June 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 28, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 28, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:  June 28, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  June 28, 2011