Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2011-08-16
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__Smaller reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____No __X__

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Three Months Ended June 30, 2011	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS

Cash	$24,142	$43,639
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	35,050	51,500

Total Assets	$59,192	$95,139

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued expenses	$25,534	$-
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	2,522,530	2,573,107

Total Liabilities	2,548,064	2,573,107

Partners’ Deficit:
General Partner	(82,049)	(81,940)
Limited Partners (12,000 Partnership Units authorized;
7,000 Partnership Units issued and outstanding)	(2,406,823)	(2,396,028)

Total Partners’ Deficit	(2,488,872)	(2,477,968)

Total Liabilities and Partners’ Deficit	$59,192	$95,139

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$-	$10,310
Distribution income	500	-

Total operating income	500	10,310

Operating expenses:
Asset management fees (Note 3)	20,203	27,293
Legal and accounting	28,389	16
Other	1,738	825

Total operating expenses	50,330	28,134

Loss from operations	(49,830)	(17,824)

Gain on sale of Local Limited Partnerships	38,924	-

Interest income	2	3

Net loss	$(10,904)	$(17,821)

Net loss allocated to:
General Partner	$(109)	$(178)

Limited Partners	$(10,795)	$(17,643)

Net loss per Partnership Unit	$(2)	$(3)

Outstanding weighted Partnership Units	7,000	7,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(81,940)	$(2,396,028)	$(2,477,968)

Net loss	(109)	(10,795)	(10,904)

Partners’ deficit at June 30, 2011	$(82,049)	$(2,406,823)	$(2,488,872)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(10,904)	$(17,821)
Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in other assets	(12,689)	(3,000)
Increase in accrued expenses	25,534	-
Increase (decrease) in accrued fees and expenses
due to General Partner and affiliates	(50,577)	16,134
Gain on sale of Local Limited Partnerships	(38,924)	-

Net cash used in operating activities	(87,560)	(4,687)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	68,063	-

Net cash provided by investing activities	68,063	-

Net decrease in cash	(19,497)	(4,687)

Cash, beginning of period	43,639	27,658

Cash, end of period	$24,142	$22,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

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

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Prior to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd., Divall Midland Associates Limited Partnership II, Candleridge Apartments of Perry, L.P., Candleridge Apartments of Runnells, L.P., Whitewater Woods, and Brian’s Village Apartments, L.P.  Each of the Local Limited Partnerships had completed its Compliance Period.

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

During the three months ended June 30, 2011, the Local Limited Partnership Interests for the five following Local Limited Partnerships were sold.

The Partnership sold its Local Limited Partnership Interest in Brantley Housing, Ltd. (“Brantley”) to the Local General Partner for $16,372.  Brantley was appraised for $365,000 and had a mortgage note balance of $545,746 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $16,372 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $6,050, legal expenses of $859 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.   Therefore, a gain of $7,463 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Eclectic Housing, Ltd. (“Eclectic”) to the Local General Partner for $10,936.  Eclectic was appraised for $260,000 and had a mortgage note balance of $364,532 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $10,936 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $5,865 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Perry County Housing, Ltd.  (“Perry County”) to the Local General Partner for $12,521.  Perry County was appraised for $200,000 and had a mortgage note balance of $417,358 at December 31, 2010.   The Partnership will use all the cash proceeds to pay  $12,521 of accrued fees and expenses due to General Partner and  affiliates.   The Partnership’s  investment balance was zero  at the time  of  the  sale  and  the Partnership

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,450 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Pine Hill Housing, Ltd. (“Pine Hill”) to the Local General Partner for $15,685.  Pine Hill was appraised for $365,000 and had a mortgage note balance of $517,839 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $15,685 of accrued fees and expenses due to General Partner.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $10,614 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Wadley Housing, Ltd. (“Wadley”) to the Local General Partner for $12,549.  Wadley was appraised for $360,000 and had a mortgage note balance of $418,290 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,549 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,478 will be recorded during the three months ended June 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

As of June 30, 2011 the Partnership has identified six Local Limited Partnerships for potential disposition as listed in the table below.  The Partnership is selling its Local Limited Partnership Interest in each of the Local Limited Partnerships.  The Compliance Period for all Local Limited Patnerships has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/10	Appraisal value	Value of Local Limited Partnership**	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale

Airport Road Associate, LTD	1,381,000	950,000	(431,000)	30,000	3,100	400	26,500
Am-Kent Asssociates	1,066,000	940,000	(126,000)	30,000	3,100	400	26,500
Elizabeth Square, LP	1,367,000	1,270,000	(97,000)	30,000	3,100	400	26,500
Idalou Manor, LP	591,000	300,000	(291,000)	17,726	2,400	400	14,926
Littlefield Manor, LP	567,000	280,000	(287,000)	17,018	2,400	400	14,218
Rociada, LP	693,000	120,000	(573,000)	20,000	2,400	400	17,200

**  Negative value indicates that the appraisal value is less then the outstanding mortgage debt on the property.

The sales price and legal expenses are estimated and are subject to change pending final negotiations of contracts.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the potential disposition of the six Local Limited Partnerships.

Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Airport Road Associate, LTD	30,000	4,759	18,574	6,667
Am-Kent Associates	30,000	4,759	18,574	6,667
Elizabeth Square, LP	30,000	4,760	18,574	6,666
Idalou Manor, LP	17,726	-	-	17,726
Littlefield Manor, LP	17,018	-	12,372	4,646
Rociada, LP	20,000	-	9,500	10,500

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these  Local  Limited  Partnerships  as  an  asset  on  its  balance

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

sheets, recognize its share of partnership income or losses in the statements of operations, and disclose how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended June 30, 2011
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 13 and 18 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 422 and 505 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$564,000	$784,000

Expenses
Interest expense	60,000	103,000
Depreciation and amortization	112,000	159,000
Operating expenses	452,000	620,000
Total expenses	624,000	882,000

Net loss	$(60,000)	$(98,000)
Net loss allocable to the Partnership	$(59,000)	$(96,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $20,203 and $27,293 were incurred during the three months ended June 30, 2011 and 2010, respectively. The Partnership paid the General Partner and/ or its affiliates $28,063 and $5,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements was $60,000 and $10,000 during the three months ended June 30, 2011 and 2010, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$15,689	$58,406
Accrued asset management fees	2,506,841	2,514,701

Total	$2,522,530	$2,573,107

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $24,000 in cash and $35,000 of other assets. Liabilities at June 30, 2011 consisted of $2,523,000 of accrued fees and expenses due to the General Partner and affiliates and accrued expenses of $26,000.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The Partnership’s net loss for the three months ended June 30, 2011 was $(11,000), reflecting a decrease of $7,000 from the loss recorded for the three months ended June 30, 2010 of $(18,000). The decrease in net loss was primarily due to a $39,000 gain on sale of Local Limited Partnerships recorded during the three months ended June 30, 2011 compared to a no gain on sale recorded during the three months ended June 30, 2010. The gain on sale of Local Limited Partnership was due to the fact that the Partnership sold its Limited Partnership Interests in five Local Limited Partnerships during the three months ended June 30, 2011. The dispositions can vary from period to period. The increase in gain on sale of Local Limited Partnerships was partially offset by a $(28,000) increase in legal and accounting expenses, which can vary depending on the timing of the accounting work performed.  The reporting fees decreased by $(10,000) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  These fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. The asset management fees decreased by $7,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnership Interests.

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The net decrease in cash during the three months ended June 30, 2011 was $20,000 compared to a net decrease in cash for the three months ended June 30, 2010 of $5,000. The change is due primarily to the fact that during the three months ended June 30, 2011 the Partnership received  $68,000 from the dispositions of Local Limited Partnership Interests compared to no such proceeds received during the three months ended June 30, 2010. During the three months ended June 30, 2011 the Partnership paid $(28,000) of accrued asset management fees to the General Partners or its affiliates along with $(60,000) paid to the General Partner for reimbursements of expenses paid on behalf of the Partnership, compared to $(10,000) and $(10,000), respectively, being paid during the three months ended June 30, 2010.  In addition to those payments the Partnership collected $(5,000) less reporting fees for the three months ended June 30, 2011 compared to June 30, 2010 as discussed above.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $51,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

  NONE

Item 1A. Risk Factors

  No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

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

Date:  Date: August 16, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  Date: August 16, 2011