Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2011-11-14
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes      X__No _______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ______No       X__

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
Yes ______No ___X__

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2011	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$9,277	$43,639
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	35,911	51,500

Total Assets	$45,188	$95,139

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued expenses	$363	$-
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	2,541,603	2,573,107

Total Liabilities	2,541,966	2,573,107

Partners’ Deficit:
General Partner	(82,128)	(81,940)
Limited Partners (12,000 Partnership Units authorized;
7,000 Partnership Units issued and outstanding)	(2,414,650)	(2,396,028)

Total Partners’ Deficit	(2,496,778)	(2,477,968)

Total Liabilities and Partners’ Deficit	$45,188	$95,139

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$2,850	$2,950	$2,950
Distribution income	5,905	5,905	11,448	11,448

Total operating income	5,905	8,755	14,398	14,398

Operating expenses:
Asset management fees (Note 3)	10,725	21,450	10,725	21,450
Legal and accounting fees	3,251	16,435	3,035	3,051
Outsourcing expenses	4,660	4,660	-	-
Other	2,793	4,607	721	2,038

Total operating expenses	21,429	47,152	14,481	26,539

Loss from operations	(15,524)	(38,397)	(83)	(12,141)

Gain on sale of Local Limited Partnerships	-	74,633	24,637	24,637

Interest income	3	5	1	2

Net income (loss)	$(15,521)	$36,241	$24,555	$12,498

Net income (loss) allocated to:
General Partner	$(155)	$362	$246	$125

Limited Partners	$(15,366)	$35,879	$24,309	$12,373

Net income (loss) per Partnership Unit	$(1)	$2	$2	$1

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2011	$(81,940)	$(2,396,028)	$(2,477,968)

Net loss	(188)	(18,622)	(18,810)

Partners’ deficit at September 30, 2011	$(82,128)	$(2,414,650)	$(2,496,778)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(18,810)	$(26,491)
Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in other assets	(16,546)	(3,000)
Increase in accrued expenses	363	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(31,504)	34,263
Gain on sale of Local Limited Partnerships	(55,928)	(50,000)

Net cash used in operating activities	(122,425)	(45,228)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	88,063	50,000

Net cash provided by investing activities	88,063	50,000

Net increase (decrease) in cash	(34,362)	4,772

Cash, beginning of period	43,639	27,658

Cash, end of period	$9,277	$32,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

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

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd., Divall Midland Associates Limited Partnership II, Candleridge Apartments of Perry, L.P., Candleridge Apartments of Runnells, L.P., Whitewater Woods, and Brian’s Village Apartments, L.P.  Each of the Local Limited Partnerships had completed its Compliance Period.

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

During the six months ended September 30, 2011, the Local Limited Partnership Interests for the six following Local Limited Partnerships were sold.

The Partnership sold its Local Limited Partnership Interest in Brantley Housing, Ltd. (“Brantley”) to the Local General Partner for $16,372.  Brantley was appraised for $365,000 and had a mortgage note balance of $545,746 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $16,372 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $6,050, legal expenses of $805 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.   Therefore, a gain of $7,517 was recorded during the six months ended September 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Eclectic Housing, Ltd. (“Eclectic”) to the Local General Partner for $10,936.  Eclectic was appraised for $260,000 and had a mortgage note balance of $364,532 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $10,936 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $5,865 was recorded during the six months ended September 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also sold its Local Limited Partnership Interest in Perry County Housing, Ltd. (“Perry County”) to the Local General Partner for $12,521.  Perry County was appraised for $200,000 and had a mortgage note balance of $417,358 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,521 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,450 was recorded during the six months ended September 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Pine Hill Housing, Ltd. (“Pine Hill”) to the Local General Partner for $15,685.  Pine Hill was appraised for $365,000 and had a mortgage note balance of $517,839 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $15,685 of accrued fees and expenses due to General Partner.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $10,614 was recorded during the six months ended September 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Wadley Housing, Ltd. (“Wadley”) to the Local General Partner for $12,549.  Wadley was appraised for $360,000 and had a mortgage note balance of $418,290 at December 31, 2010.  The Partnership will use all the cash proceeds to pay $12,549 of accrued fees and expenses due to General Partner and affiliates.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,600, legal expenses of $471 and has agreed to pay the cost of the Local Limited Partnership’s final tax return at a cost of $2,000.  Therefore, a gain of $7,478 was recorded during the six months ended September 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The Partnership also sold its Local Limited Partnership Interest in Rociada, LP (“Rociada”) to the Local General Partner for $20,000.  Eclectic was appraised for $120,000 and had a mortgage note balance of $693,000 at December 31, 2010.  The Partnership will use the cash proceeds to pay $9,500 of accrued fees and expenses due to General Partner and affiliates, and $10,500 will remain in reserves for future expenses.  The Partnership’s investment balance was zero at the time of the sale and the Partnership incurred appraisal expenses of $2,400, legal expenses of $596.  Therefore, a gain of $17,004 will be recorded during the six months ended September 30, 2011.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture to the investors in the Partnership.

As of September 30, 2011 the Partnership has identified nine Local Limited Partnerships for potential disposition as listed in the table below. Six of the Local Limited Partnerships, noted with an asterisk (*) had been disposed prior to the issuance of this report. The Partnership is selling its Local Limited Partnership Interest in each of the Local Limited Partnerships.  The Compliance Period for all Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnership	Debt at 12/31/10	Appraisal value	Difference between mortgage balance and appraisal value**	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale
Airport Road Associate, LTD	1,381,000	950,000	(431,000)	30,000	3,100	400	26,500
Am-Kent Asssociates	1,066,000	940,000	(126,000)	30,000	3,100	400	26,500
Elizabeth Square, LP	1,367,000	1,270,000	(97,000)	30,000	3,100	400	26,500
Idalou Manor, LP *	591,000	300,000	(291,000)	17,726	2,400	400	14,926
Littlefield Manor, LP *	567,000	280,000	(287,000)	17,018	2,400	400	14,218
Emory Capital *	353,000	180,000	(173,000)	10,575	2,400	400	7,775
Emory Manor *	527,000	310,000	(217,000)	15,920	2,400	400	13,120
Jefferson Capital *	682,000	360,000	(322,000)	20,466	2,400	400	17,666
Jefferson Manor *	729,000	400,000	(329,000)	21,876	2,400	400	19,076

** Negative value indicates that the appraisal value is less then the outstanding mortgage debt on the property.

The sales price and legal expenses are estimated and are subject to change pending final negotiations of contracts.

The following table represents the anticipated use of the cash proceeds from the potential disposition of the three Local Limited Partnerships,

Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Airport Road Associate, LTD	30,000	4,759	18,574	6,667
Am-Kent Associates	30,000	4,759	18,574	6,667
Elizabeth Square, LP	30,000	4,760	18,574	6,666

The following table represents the use of the cash proceeds from the disposition of the six Local Limited Partnerships that were disposed of as of the issuance of the report.

Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Idalou Manor, LP *	17,726	-	6,363	11,363
Littlefield Manor, LP *	17,018	-	6,009	11,009
Emory Capital *	10,575	-	2,788	7,787
Emory Manor *	15,920	-	5,460	10,460
Jefferson Capital *	20,466	-	7,733	12,733
Jefferson Manor *	21,876	-	8,438	13,438

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

 “Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not  recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognize its share of partnership income or losses in the statements of operations, and disclose how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2011, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 12 and 18 Local Limited Partnerships, respectively.  Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 394 and 505 apartment units, respectively.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$1,101,000	$1,470,000

Expenses
Interest expense	117,000	170,000
Depreciation and amortization	218,000	292,000
Operating expenses	875,000	1,185,000
Total expenses	1,210,000	1,647,000

Net loss	$(109,000)	$(177,000)
Net loss allocable to the Partnership	$(108,000)	$(175,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $38,437 and $54,103 were incurred during the six months ended September 30, 2011 and 2010, respectively.  The Partnership paid the General Partner and or its affiliates $33,063 and $5,000 of those fees during the six months ended September 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $86,000 and $42,000 during the six months ended September 30, 2011 and 2010, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$21,528	$58,406
Accrued asset management fees	2,520,075	2,514,701

Total	$2,541,603	$2,573,107

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2011, the Partnership sold six of its Local Limited Partnerships as listed in the table below. These Local Limited Partnerships had been disposed prior to the issuance of this report.

Local Limited Partnership	Debt at 12/31/10	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale
Idalou Manor, LP	591,000	300,000	(291,000)	17,726	2,400	400	14,926
Littlefield Manor, LP	567,000	280,000	(287,000)	17,018	2,400	400	14,218
Emory Capital	353,000	180,000	(173,000)	10,575	2,400	400	7,775
Emory Manor	527,000	310,000	(217,000)	15,920	2,400	400	13,120
Jefferson Capital	682,000	360,000	(322,000)	20,466	2,400	400	17,666
Jefferson Manor	729,000	400,000	(329,000)	21,876	2,400	400	19,076

The following table represents the use of the cash proceeds from the disposition of those six Local Limited Partnerships. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Idalou Manor, LP	17,726	-	6,363	11,363
Littlefield Manor, LP	17,018	-	6,009	11,009
Emory Capital	10,575	-	2,788	7,787
Emory Manor	15,920	-	5,460	10,460
Jefferson Capital	20,466	-	7,733	12,733
Jefferson Manor	21,876	-	8,438	13,438

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $9,000 in cash and other assets of $36,000.  Liabilities at September 30, 2011 consisted of $2,542,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.   The Partnership’s net loss for the three months ended September 30, 2011 was $(8,000), reflecting a decrease of approximately $1,000 from the $(9,000) net loss experienced during the three months ended September 30, 2010. The decrease was partially due to a decrease of $30,000 in legal and accounting fees due to the timing of work performed for the Partnership. Additionally, the asset management fees decreased by $9,000 for the three months ended September 30, 2011. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. There was a $33,000 decrease in gain on sale of Local Limited Partnerships during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions. Reporting fees increased by $5,000 during the three months ended September 30, 2011. These fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010. The Partnership’s net loss for the six months ended September 30, 2011 was $(19,000) reflecting a decrease of approximately $7,000 from the $(26,000) net loss experienced during the six months ended September 30, 2010.  The decrease was largely due to a decrease of $16,000 in asset management fees. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. Legal and accounting fees decreased by $1,000, the six months ended September 30, 2011 due to the timing of the work performed. There was also a $6,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2011. The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions. There was also a decrease of $(6,000) in reporting fees for the six months ended September 30, 2011. These fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The net decrease in cash during the six months ended September 30, 2011 was $(34,000) compared to a net increase in cash during the six months ended September 30, 2010 of $5,000. The change was primarily due to the fact that during the six months ended September 30, 2011, the Partnership paid $(33,000) of accrued asset management fees to the General Partner or its affiliates along with $(86,000) reimbursed to the General Partner or its affiliates for operating expenses paid on behalf of the Partnership, compared to $(5,000) and $(42,000), respectively, paid during the six months ended September 30, 2009. During the six months ended September 30, 2011, the Partnership received $88,000 in proceeds from the sale of Local Limited Partnerships compared to $50,000 in proceeds received during the six months ended September 30, 2010.  Additionally, the Partnership collected $(6,000) less of reporting fees during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 as discussed above.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $32,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.  Exhibits

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: November 14, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2011