Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2012-02-13
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-20057

WNC HOUSING TAX CREDIT FUND II, L.P.

California	33-0391979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Cash	$76,073	$43,639
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	19,405	51,500

Total Assets	$95,478	$95,139

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$2,528,198	$2,573,107

Partners’ Deficit:
General Partner	(81,488)	(81,940)
Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership Units issued and outstanding)	(2,351,232)	(2,396,028)

Total Partners’ Deficit	(2,432,720)	(2,477,968)

Total Liabilities and Partners’ Deficit	$95,478	$95,139

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$500	$-	$-
Reporting fees	-	6,134	-	11,767

Total operating income	-	6,634	-	11,767

Operating expenses:
Asset management fees (Note 3)	12,284	50,721	25,844	79,947
Legal and accounting fees	127	31,779	43	33,378
Other	651	11,938	2,599	3,424

Total operating expenses	13,062	94,438	28,486	116,749

Loss from operations	(13,062)	(87,804)	(28,486)	(104,982)

Gain on sale of Local Limited Partnerships	77,114	133,042	41,056	91,056

Interest income	6	10	4	9

Net income (loss)	$64,058	$45,248	$12,574	$(13,917)

Net income (loss) allocated to:

General Partner	$640	$452	$126	$(139)

Limited Partners	$63,418	$44,796	$12,448	$(13,778)

Net income (loss) per Partnership Unit	$9	$6	$2	$(2)

Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2011
(Unaudited)

	General Partners	Limited Partners	Total

Partners’ deficit at March 31, 2011	$(81,940)	$(2,396,028)	$(2,477,968)

Net income	452	44,796	45,248

Partners’ deficit at December 31, 2011	$(81,488)	(2,351,232)	(2,432,720)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$45,248	$(13,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(133,042)	(91,056)
(Increase) in other assets	(26,507)	(5,600)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(44,909)	65,349

Net cash used in operating activities	(159,210)	(45,224)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	191,644	94,056

Net cash provided by investing activities	191,644	94,056

Net increase in cash	32,434	48,832

Cash, beginning of period	43,639	27,658

Cash, end of period	$76,073	$76,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner at its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

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

The following table reflects the 12 Local Limited Partnership interests that were sold during the nine months ended December 31, 2011:

	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Brantley Housing	546,000	$365,000	May 1, 2011	$16,372	$8,855	$7,517
Eclectic Housing	365,000	260,000	May 1, 2011	10,936	5,071	5,865
Perry Housing	417,000	200,000	May 1, 2011	12,521	5,071	7,450
Pine Hill Housing	518,000	365,000	May 1, 2011	15,685	5,071	10,614
Wadley Housing	418,000	360,000	May 1, 2011	12,549	5,071	7,478
Rociada	693,000	120,000	August 24, 2011	20,000	2,996	17,004
Emory Capital	353,000	180,000	October 1, 2011	10,575	5,212	5,363
Emory Manor	527,000	310,000	October 1, 2011	15,920	4,251	11,669
Idalou Manor	591,000	300,000	October 1, 2011	17,726	4,251	13,475
Jefferson Capital	682,000	360,000	October 1, 2011	20,466	4,251	16,215
Jefferson Manor	729,000	400,000	October 1, 2011	21,876	4,251	17,625
Littlefield Manor	567,000	280,000	October 1, 2011	17,018	4,251	12,767

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the use of the cash proceeds from the disposition of the 12 Local Limited Partnerships that were disposed of as of the issuance of the report.

Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Brantley Housing	$16,372	-	$5,612	$10,760
Eclectic Housing	10,936	-	$5,612	5,324
Perry Housing	12,521	-	$5,612	6,909
Pine Hill Housing	15,685	-	$5,612	10,073
Wadley Housing	12,549	-	$5,612	6,937
Rociada	20,000	-	-	20,000
Idalou Manor, LP	17,726	-	6,363	11,363
Littlefield Manor, LP	17,018	-	6,009	11,009
Emory Capital	10,575	-	2,788	7,787
Emory Manor	15,920	-	5,460	10,460
Jefferson Capital	20,466	-	7,733	12,733
Jefferson Manor	21,876	-	8,438	13,438

As of December 31, 2011 the Partnership has identified three Local Limited Partnerships for potential disposition as listed in the table below.  The Compliance Period for all Local Limited Partnerships has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/10	Appraisal value	Difference between mortgage balance and appraisal value**	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale
Airport Road Associate, LTD	1,381,000	950,000	(431,000)	30,000	3,100	385	26,515
Am-Kent Asssociates	1,066,000	940,000	(126,000)	30,000	3,100	385	26,515
Elizabeth Square, LP	1,367,000	1,270,000	(97,000)	30,000	3,100	385	26,515

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 27.5 years (see Note 2).

 “Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 6 and 18 Local Limited Partnerships, respectively.  Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 244 and 505 apartment units, respectively.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$1,475,000	$2,205,000

Expenses
Interest expense	156,000	255,000
Depreciation and amortization	302,000	438,000
Operating expenses	1,153,000	1,777,000
Total expenses	1,611,000	2,470,000

Net loss	$(136,000)	$(265,000)
Net loss allocable to the Partnership	$(135,000)	$(262,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $50,721 and $79,947 were incurred during the nine months ended December 31, 2011 and 2010, respectively.  The Partnership paid the General Partner and or its affiliates $69,854 and $5,000 of those fees during the nine months ended December 31, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $86,000 and $52,000 during the nine months ended December 31, 2011 and 2010, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$32,631	$58,406
Accrued asset management fees	2,495,567	2,514,701

Total	$2,528,198	$2,573,107

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $76,000 in cash and other assets of $19,000.  Liabilities at December 31, 2011 consisted of $2,528,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.  The Partnership’s net income for the three months ended December 31, 2011 was $64,000, reflecting an increase of $51,000 from the $13,000 net income during the three months ended December 31, 2010.  The increase in income was due to a $36,000 increase in gain on sale of Local Limited Partnerships for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was a $13,000 decrease in asset management fees for the three months ended December 31, 2011. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships.

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010. The Partnership’s net income for the nine months ended December 31, 2011 was $45,000 reflecting an increase of approximately $59,000 from the ($14,000) net loss experienced during the nine months ended December 31, 2010. The increase in income was partially due to a $42,000 increase in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.   There was a $29,000 decrease in asset management fees for the nine months ended December 31, 2011. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships.  In addition, the legal and accounting fees decreased by $2,000 for the nine months ended December 31, 2011 due to the timing of accounting work performed for the Partnership.  There was a $(9,000) increase in other expenses for the nine months ended December 31, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Reporting fees decreased by $6,000 compared to the nine months ended December 31, 2010.  Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010. The net increase in cash during the nine months ended December 31, 2011 was $32,000 compared to a net increase in cash during the nine months ended December 31, 2010 of $49,000.  The change is partially due to the fact that during the nine months ended December 31, 2011, the Partnership received $192,000 in cash proceeds from the sale of six Local Limited Partnerships compared to $94,000 in proceeds received on sales during the nine months ended December 31, 2010. The reporting fees decreased by ($6,000) during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 as explained above.  During the nine months ended December 31, 2011 the Partnership paid the General Partner or an affiliate $156,000 in accrued asset management fees and reimbursements of operating expenses that were paid on the Partnership’s behalf compared to $57,000 paid during the nine months ended December 31, 2010.  The amount paid varies depending on the cash that the Partnership collected throughout the period.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $45,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

Recent Accounting Changes

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

 (b)   Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

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

Date: February 10, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012