Form 10-Q/A
period 2011-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2012-02-14
CIK 860331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
Yes   ☐                             No ☒

EXPLANATORY NOTE

WNC Housing Tax Credit Fund II, L.P. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2011 to file the corrected Statement of Operations.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011, or modify or update those disclosures affected by subsequent events.  Except as described above, the Partnership has not modified or updated other disclosures or information presented in the original Form 10-Q.

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q/A

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2011	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Signatures	19

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(For the Six Months Ended September 30, 2011)
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

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$6,134	$6,134	$1,457	$11,767
Distribution income	-	500	-	-

Total operating income	6,134	6,634	1,457	11,767

Operating expenses:
Asset management fees (Note 3)	18,234	38,437	26,810	54,103
Legal and accounting fees	3,263	31,652	33,319	33,335
Other	9,549	11,287	-	825

Total operating expenses	31,046	81,376	60,129	88,263

Loss from operations	(24,912)	(74,742)	(58,672)	(76,496)

Gain on sale of Local Limited Partnerships	17,004	55,928	50,000	50,000

Interest income	2	4	2	5

Net loss	$(7,906)	$(18,810)	$(8,670)	$(26,491)

Net loss allocated to:
General Partner	$(79)	$(188)	$(87)	$(265)

Limited Partners	$(7,827)	$(18,622)	$(8,583)	$(26,226)

Net loss per Partnership Unit	$(1)	$(3)	$(1)	$(4)

Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

** Negative value indicates that the appraisal value is less than the outstanding mortgage debt on the property.

The sales price and legal expenses are estimated and are subject to change pending final negotiations of contracts.

The following table represents the anticipated use of the cash proceeds from the potential disposition of the three Local Limited Partnerships.

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

Date: February 14, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2012