Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND II LP
filed 2012-06-14
CIK 860331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

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

The Partnership originally invested in twenty-seven Local Limited Partnerships, twenty-one of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd., Divall Midland Associates Limited Partnership II, Candleridge Apartments of Perry, L.P., Candleridge Apartments of Runnells, L.P., Whitewater Woods and Brian’s Village. Each of the Local Limited Partnerships had completed its Compliance Period.

The following table reflects the 12 Local Limited Partnership Interests that were sold during the twelve months year ended March 31, 2012. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Brantley Housing, Ltd.	$546,000	$365,000	May 1, 2011	$16,372	$8,855	$7,517
Eclectic Housing, Ltd.	365,000	260,000	May 1, 2011	10,936	5,071	5,865
Perry County Housing, Ltd.	417,000	200,000	May 1, 2011	12,521	5,071	7,450
Pine Hill Housing, Ltd.	518,000	365,000	May 1, 2011	15,685	5,071	10,614
Wadley Housing, Ltd.	418,000	360,000	May 1, 2011	12,549	5,071	7,478
Rociada Partners, Ltd.	693,000	120,000	August 24, 2011	20,000	2,996	17,004
Emory Capital, L.P.	353,000	180,000	October 1, 2011	10,575	5,212	5,363
Emory Manor, L.P.	527,000	310,000	October 1, 2011	15,920	4,251	11,669
Idalou Manor, L.P.	591,000	300,000	October 1, 2011	17,726	4,251	13,475
Jefferson Capital, L.P.	682,000	360,000	October 1, 2011	20,466	4,251	16,215
Jefferson Manor, L.P.	729,000	400,000	October 1, 2011	21,876	4,251	17,625
Littlefield Manor, L.P.	567,000	280,000	October 1, 2011	17,018	4,251	12,767

The following table represents the use of the cash proceeds from the disposition of the 12 Local Limited Partnerships during the year ended March 31, 2012.

Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Brantley Housing, Ltd.	$16,372	-	$5,612	$10,760
Eclectic Housing, Ltd.	10,936	-	5,612	5,324
Perry County Housing, Ltd.	12,521	-	5,612	6,909
Pine Hill Housing, Ltd.	15,685	-	5,612	10,073
Wadley Housing, Ltd.	12,549	-	5,612	6,937
Rociada, Ltd.	20,000	-	-	20,000
Emory Capital , L.P.	10,575	-	2,788	7,787
Emory Manor, L.P.	15,920	-	5,460	10,460
Idalou Manor, L.P.	17,726	-	6,363	11,363
Jefferson Capital, L.P.	20,466	-	7,733	12,733
Jefferson Manor , L.P.	21,876	-	8,438	13,438
Littlefield Manor, L.P.	17,018	-	6,009	11,009

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership. Therefore, the Partnership is engaging third party appraisers to appraise several of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. Expenses incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold. At the time of disposition all related capitalized costs will be netted with any sale proceeds received in order to calculate the net gain or loss on the disposition.

As of March 31, 2012 the Partnership has identified three Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All three of the Local Limited Partnerships are expected to close on June 15, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale

Airport Road Associates, Limited	$1,381,000	$950,000	$(431,000)	$30,000	$3,100	$385	$26,515

Am-Kent Associates, Ltd.	1,061,000	940,000	(126,000)	30,000	3,100	385	26,515

Elizabeth Square Associates, Ltd.	1,367,000	1,270,000	(97,000)	30,000	3,100	385	26,515

The following table represents the use of the cash proceeds from the disposition of those three Local Limited Partnerships.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Airport Road Associates, Limited	$30,000	$4,759	$18,574	$6,667

Am-Kent Associates, Ltd.	30,000	4,759	18,574	6,667

Elizabeth Square Associates, Ltd.	30,000	4,760	18,574	6,666

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased and (decreased) by approximately $(7,000), $80,000 and $91,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $24,000 per year through the termination of the Partnership, which must occur no later than December 31, 2045. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the six Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund II, L.P.

March 31, 2012

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Airport Road Associates Limited (*)	Slidell, Louisiana	Clifford E. Olsen, Olsen Securities Corporation	$334,000	$334,000	40	$695,000	$1,381,000

Am-Kent Associates, Ltd. (*)	Amite & Kentwood, Louisiana	Olsen Securities Corporation	232,000	232,000	32	585,000	1,061,000

Arizona I Limited Partnership	Showlow, Arizona	Western States Housing Corporation and Joe W. Roberts Company	320,000	320,000	42	617,000	1,413,000

Casa Allegre Limited Partnership	Las Vegas, New Mexico	Western States Housing Corporation, ABO Corporation and Alan D. Nofsker	318,000	318,000	42	635,000	1,206,000

Castroville Village, Ltd.	Castroville, Texas	Doublekaye Corp and Gary L. Kersch	165,000	165,000	40	426,000	838,000

Elizabeth Square Associates, Ltd. (*)	Raceland, Louisiana	Olsen Securities Corp.	356,000	356,000	48	748,000	1,367,000

			$1,725,000	$1,725,000	244	$3,706,000	$7,266,000

(*) The Local Limited Partnership was identified for disposition as of March 31, 2012.

WNC Housing Tax Credit Fund II, L.P.

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Airport Road Associates, Limited (*)	$242,000	$(54,000)	N/A

Am-Kent Associates, Ltd. (*)	251,000	(16,000)	N/A

Arizona I Limited Partnership	225,000	(15,000)	N/A

Casa Allegre Limited Partnership	223,000	3,000	N/A

Castroville Village, Ltd.	246,000	(15,000)	N/A

Elizabeth Square Associates, Ltd. (*)	322,000	20,000	N/A

	$1,509,000	$(77,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(*) The Local Limited Partnership was identified for disposition as of March 31, 2012.

WNC Housing Tax Credit Fund II, L.P.

March 31, 2012

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Airport Road Associates Limited	Slidell, Louisiana	Clifford E. Olsen, Olsen Securities Corporation	93%	93%	93%	95%	93%

Am-Kent Associates, Ltd.	Amite & Kentwood, Louisiana	Olsen Securities Corporation	100%	100%	100%	100%	97%

Arizona I Limited Partnership	Showlow, Arizona	Western States Housing Corporation and Joe W. Roberts Company	86%	81%	86%	86%	88%

Ashland Investment Group, an Oregon Limited Partnership	Ashland, Oregon	Ronald D. Bettencourt	N/A	N/A	N/A	N/A	98%

Brantley Housing, Ltd.	Brantley, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	95%	84%	89%	84%

Brian's Village Apartments, an Oklahoma Limited Partnership	Mannford, Oklahoma	Robert W. Green and Emerald Development Co., Inc.	N/A	100%	100%	100%	96%

Candleridge Apartments of Perry, L.P.	Perry, Iowa	Eric A Sheldahl	N/A	N/A	57%	74%	91%

Candleridge Apartments of Runnells, L.P.	Runnells, Iowa	Eric A. Sheldahl	N/A	N/A	100%	93%	93%

WNC Housing Tax Credit Fund II, L.P.

March 31, 2012

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Casa Allegre, L.P.	Las Vegas, New Mexico	Western States Housing Corporation, ABO Corporation and Alan D. Nofsker	98%	100%	100%	98%	100%

Castroville Village, Ltd.	Castroville, Texas	Doublekaye Corp and Gary L. Kersch	93%	98%	95%	100%	98%

Cherokee Square, L.P.	Rogersville, Tennessee	Douglas B. Parker and Billy D. Cobb	N/A	N/A	N/A	100%	97%

Divall Midland Associates Limited Partnership II	Port Washington, Wisconsin	Gary J. DiVall	N/A	N/A	N/A	91%	97%

Eclectic Housing, Ltd.	Eclectic, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	100%	100%	93%	93%

Elizabeth Square Associates, Ltd.	Raceland, Louisiana	Olsen Securities Corp.	96%	94%	98%	83%	98%

Emory Capital, L.P.	Emory, Texas	1600 Capital Company, Inc.	N/A	94%	100%	88%	100%

Emory Manor, L.P.	Emory, Texas	1600 Capital Company, Inc.	N/A	100%	100%	96%	96%

Idalou Manor, L.P.	Idalou, Texas	1600 Capital Company, Inc.	N/A	100%	92%	88%	96%

Jefferson Capital, L.P.	Jefferson, Texas	1600 Capital Company, Inc.	N/A	97%	97%	93%	97%

WNC Housing Tax Credit Fund II, L.P.

March 31, 2012

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Jefferson Manor, L.P.	Jefferson, Texas	1600 Capital Company, Inc.	N/A	94%	91%	91%	100%

Littlefield Manor, L.P.	Littlefield, Texas	1600 Capital Company, Inc.	N/A	92%	92%	96%	96%

Perry County Housing, Ltd.	Uniontown, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	87%	93%	80%	80%

Pine Hill Housing, Ltd.	Pine Hill, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	89%	89%	89%	100%

Rociada Partners, Ltd.	Hereford, Texas	Richard Lee (Rick) Brown	N/A	89%	93%	89%	100%

Wadley Housing, Ltd.	Wadley, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	100%	93%	93%	87%

Whitewater Woods, L.P.	Whitewater, Wisconsin	Thomas G. Larson, William H. Larson, and Raymond L. Tetzlaff	N/A	N/A	88%	98%	98%

Willcox Investment Group, an Arizona Limited Partnership	Willcox, Arizona	John P. Casper	N/A	N/A	N/A	N/A	90%

	Weighted Average		94%	95%	93%	92%	95%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2012, there were 557 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2012, 2011 and 2010, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash	$64,478	$43,639	$27,658	$21,720	$36,267
Other assets	19,405	51,500	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$83,883	$95,139	$27,658	$21,720	$36,267

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$2,528,838	$2,573,107	$2,494,862	$2,353,511	$2,258,941

PARTNERS' DEFICIT	(2,444,955)	(2,477,968)	(2,467,204)	(2,331,791)	(2,222,674)

Total Liabilities and Partners’ Deficit	$83,883	$95,139	$27,658	$21,720	$36,267

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations	$(100,042)	$(131,835)	$(176,909)	$(167,133)	$(200,820)
Gain on sale of Local Limited Partnerships	133,041	121,057	41,483	58,000	363,905
Interest income	14	14	13	16	125
Net income (loss)	$33,013	$(10,764)	$(135,413)	$(109,117)	$163,210

Net income (loss) allocated to:
General Partner	$330	$(108)	$(1,354)	$(1,091)	$1,632
Limited Partners	$32,683	$(10,656)	$(134,059)	$(108,026)	$161,578
Net income (loss) per Partnership Unit	$4.67	$(1.52)	$(19.15)	$(15.43)	$23.08
Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000	7,000

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):
Operating activities	$(170,805)	$(108,076)	$(35,545)	$(72,547)	$(164,857)
Investing activities	191,644	124,057	41,483	58,000	363,905
Financing activities	-	-	-	-	(238,265)
Net change in cash	20,839	15,981	5,938	(14,547)	(39,217)

Cash, beginning of period	43,639	27,658	21,720	36,267	75,484

Cash, end of period	$64,478	$43,639	$27,658	$21,720	$36,267

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$-	$-	$-	$-	$-

State	-	-	-	-	-

Total	$-	$-	$-	$-	$-

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (See Notes 2 and 3 to the financial statements).

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted Generally Accepted Accounting Principles for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2012 consisted of $64,000 in cash and $19,000 in other assets. Liabilities at March 31, 2012 primarily consisted of $2,529,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations’ below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011. The Partnership’s net income for the year ended March 31, 2012 was $33,000, reflecting a change of $44,000 from the net loss of $(11,000) experienced for the year ended March 31, 2011. The change in net income (loss) is partially due to the $12,000 increase in the gain on sale of Local Limited Partnerships. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. For the year ended March 31, 2012, there was also a $41,000 decrease in asset management fees. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Professional service expenses increased by $(11,000) for the year ended March 31, 2012 due to the Partnership outsourcing data entry management to increase efficiency. Legal and accounting expenses increased by ($1,000) due to the timing of the accounting and legal work performed. Additionally, there was a $2,000 increase in total income for the year ended March 31, 2012. The Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010. The Partnership’s net loss for the year ended March 31, 2011 was $(11,000), reflecting a change of $124,000 from the net loss of $(135,000) experienced for the year ended March 31, 2010. The decrease in net loss is primarily due to the $80,000 increase in the gain on sale of Local Limited Partnerships. For the year ended March 31, 2010, there was a $41,000 gain on sale of Local Limited Partnerships, compared to a $121,000 gain recorded during the year ended March 31, 2011. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. For the year ended March 31, 2011, there was also a $9,000 decrease in asset management fees. The fee is the sum of the Partnership’s investment in Local Limited Partnership Interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. The decrease is due to the fact that during the year ended March 31, 2010, two Local Limited Partnerships were sold while four additional Local Limited Partnerships were sold during the year ended March 31, 2011. Legal and accounting expenses decreased by $28,000 due to the timing of the accounting and legal work performed. Additionally, there was a $10,000 increase in total income. The Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011. Net increase in cash during the year ended March 31, 2012 was $21,000 compared to net increase in cash for the year ended March 31, 2011 of $16,000. The change is partially due to reimbursement to the General Partner or an affiliate of $106,000 for operating expenses paid on behalf of the Partnership during the year ended March 31, 2011 compared to $97,000 reimbursed during the year ended March 31, 2012. In addition, $70,000 of accrued asset management fees were paid during the year ended March 31, 2012 compared to $24,000 of accrued asset management fees paid during the year ended March 31, 2011. During the year ended March 31, 2012, the Partnership received $192,000 for the sale of its Limited Partnership Interests in twelve Local Limited Partnerships compared to $124,000 received for the disposition of four Local Limited Partnership Interests during the year ended March 31, 2011. As explained above, the cash received as a result of a sale of a Local Limited Partnership can vary greatly depending on the value of the underlying Housing Complex of each Local Limited Partnership.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010. Net increase in cash during the year ended March 31, 2011 was $16,000 compared to net increase in cash for the year ended March 31, 2010 of $6,000. The change is partially due to reimbursement to the General Partner or an affiliate of $23,000 for operating expenses paid on behalf of the Partnership during the year ended March 31, 2010 compared to $97,000 reimbursed during the year ended March 31, 2011. In addition, $22,000 of accrued asset management fees were paid during the year ended March 31, 2010 compared to $24,000 of accrued asset management fees paid during the year ended March 31, 2011. During the year ended March 31, 2010, the Partnership received $41,000 for the sale of its Limited Partnership Interests in two Local Limited Partnerships compared to $124,000 received for the disposition of four Local Limited Partnership Interests during the year ended March 31, 2011. As explained above, the cash received as a result of a sale of a Local Limited Partnership can vary greatly depending on the value of the underlying Housing Complex of each Local Limited Partnership.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately ($44,000), $78,000, and $141,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Asset management fees (1)	$2,552,587	$23,743	$23,743	$23,743	$23,743	$664,804	$3,312,363
Total contractual cash obligations	$2,552,587	$23,743	$23,743	$23,743	$23,743	$664,804	$3,312,363

(1)	Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2045. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. During the year ended March 31, 2012, the Partnership sold its limited partnership interests in Brantley Housing, Ltd., Eclectic Housing Ltd., Emory Capital, L.P., Emory Manor, L.P., Idalou, L.P., Jefferson Capital, L.P., Jefferson Manor, L.P., Littlefield, Perry County, Ltd., Pine Hill Housing, Ltd., Rociada, Ltd., and Wadley Housing, Ltd. Subsequent to March 31, 2012 the Partnership sold its limited partnership interests in Airport Road, Limited, Am-Kent, Ltd., and Elizabeth Square, Ltd. Accordingly, the related asset management fee obligations for those Local Limited Partnerships after March 31, 2012 have been excluded from the table above. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund II, L.P.

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund II, L.P. (a California Limited Partnership) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Bethesda, Maryland

June 14, 2012

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

BALANCE SHEETS (Audited)

	March 31,
	2012	2011

ASSETS

Cash	$64,478	$43,639
Other assets	19,405	51,500
Investments in Local Limited Partnerships, net (Notes 2 and 3)	0	0

Total Assets	$83,883	$95,139

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$2,528,838	$2,573,107

Partners’ Deficit:
General Partner	(81,610)	(81,940)
Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership Units issued and outstanding)	(2,363,345)	(2,396,028)

Total Partners’ Deficit	(2,444,955)	(2,477,968)

Total Liabilities and Partners’ Deficit	$83,883	$95,139

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

	For the Years Ended March 31,
	2012	2011	2010

Distribution income	$8,900	$5,575	$1,200
Reporting fees	6,134	7,392	2,225

Total income	15,034	12,967	3,425

Operating expenses:
Asset management fees (Note 3)	63,006	103,771	113,109
Legal and accounting	36,760	35,516	63,488
Taxes	800	800	800
Professional services	11,127	0	0
Other	3,383	4,715	2,937

Total operating expenses	115,076	144,802	180,334

Loss from operations	(100,042)	(131,835)	(176,909)

Gain on sale of Local Limited Partnerships	133,042	121,057	41,483

Interest income	13	14	13

Net income (loss)	$33,013	$(10,764)	$(135,413)

Net income (loss) allocated to:
General Partner	$330	$(108)	$(1,354)

Limited Partners	$32,683	$(10,656)	$(134,059)

Net income (loss) per Partnership Unit	$4.67	$(1.52)	$(19.15)

Outstanding weighted Partnership Units	7,000	7,000	7,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT (Audited)

For The Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2009	$(80,478)	$(2,251,313)	$(2,331,791)

Net loss	(1,354)	(134,059)	(135,413)

Partners’ deficit at March 31, 2010	(81,832)	(2,385,372)	(2,467,204)

Net loss	(108)	(10,656)	(10,764)

Partners’ deficit at March 31, 2011	(81,940)	(2,396,028)	(2,477,968)

Net income	330	32,683	33,013

Partners’ deficit at March 31, 2012	$(81,610)	$(2,363,345)	$(2,444,955)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

	For the Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$33,013	$(10,764)	$(135,413)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(44,269)	78,245	141,351
Gain on sale of Local Limited Partnerships	(133,042)	(121,057)	(41,483)
Increase in other assets	(26,507)	(54,500)	0

Net cash used in operating activities	(170,805)	(108,076)	(35,545)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	191,644	124,057	41,483

Net cash provided by investing activities	191,644	124,057	41,483

Net increase in cash	20,839	15,981	5,938

Cash, beginning of period	43,639	27,658	21,720

Cash, end of period	$64,478	$43,639	$27,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

34

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Years Ended March 31, 2012, 2011 and 2010

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

For The Years Ended March 31, 2012, 2011 and 2010

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

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd., Divall Midland Associates Limited Partnership II, Candleridge Apartments of Perry, L.P., Candleridge Apartments of Runnells, L.P., Whitewater Woods and Brian’s Village. Each of the Local Limited Partnerships had completed its Compliance Period.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 12 Local Limited Partnership interests that were sold during the twelve months ended March 31, 2012. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Brantley Housing, Ltd.	$546,000	$365,000	May 1, 2011	$16,372	$8,855	$7,517
Eclectic Housing, Ltd.	365,000	260,000	May 1, 2011	10,936	5,071	5,865
Perry County Housing, Ltd.	417,000	200,000	May 1, 2011	12,521	5,071	7,450
Pine Hill Housing, Ltd.	518,000	365,000	May 1, 2011	15,685	5,071	10,614
Wadley Housing, Ltd.	418,000	360,000	May 1, 2011	12,549	5,071	7,478
Rociada Partners, Ltd.	693,000	120,000	August 24, 2011	20,000	2,996	17,004
Emory Capital. L.P.	353,000	180,000	October 1, 2011	10,575	5,212	5,363
Emory Manor, L.P.	527,000	310,000	October 1, 2011	15,920	4,251	11,669
Idalou Manor, L.P.	591,000	300,000	October 1, 2011	17,726	4,251	13,475
Jefferson Capital, L.P.	682,000	360,000	October 1, 2011	20,466	4,251	16,215
Jefferson Manor, L.P.	729,000	400,000	October 1, 2011	21,876	4,251	17,625
Littlefield Manor, L.P.	567,000	280,000	October 1, 2011	17,018	4,251	12,767

The following table represents the use of the cash proceeds from the disposition of the 12 Local Limited Partnerships during the year ended March 31, 2012.

Local Limited Partnership	Expected Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Brantley Housing, Ltd.	$16,372	-	$5,612	$10,760
Eclectic Housing, Ltd.	10,936	-	5,612	5,324
Perry County Housing, Ltd.	12,521	-	5,612	6,909
Pine Hill Housing, Ltd.	15,685	-	5,612	10,073
Wadley Housing, Ltd.	12,549	-	5,612	6,937
Rociada, Ltd.	20,000	-	-	20,000
Emory Capital , L.P.	10,575	-	2,788	7,787
Emory Manor, L.P.	15,920	-	5,460	10,460
Idalou Manor, L.P.	17,726	-	6,363	11,363
Jefferson Capital, L.P.	20,466	-	7,733	12,733
Jefferson Manor , L.P.	21,876	-	8,438	13,438
Littlefield Manor, L.P.	17,018	-	6,009	11,009

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership. Therefore, the Partnership is engaging third party appraisers to appraise several of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. Expenses incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold. At the time of disposition all related capitalized costs will be netted with any sale proceeds received in order to calculate the net gain or loss on the disposition.

As of March 31, 2012 the Partnership has identified three Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All three dispositions are expected to close on June 15, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale

Airport Road Associates, Limited	$1,381,000	$950,000	$(431,000)	$30,000	$3,100	$385	$26,515

Am-Kent Associates, Ltd.	1,061,000	940,000	(126,000)	30,000	3,100	385	26,515

Elizabeth Square Associates, Ltd.	1,367,000	1,270,000	(97,000)	30,000	3,100	385	26,515

The following table represents the use of the cash proceeds from the disposition of those three Local Limited Partnerships. All three dispositions are:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Airport Road Associates, Limited	$30,000	$4,759	$18,574	$6,667

Am-Kent Associates, Ltd.	30,000	4,759	18,574	6,667

Elizabeth Square Associates, Ltd.	30,000	4,760	18,574	6,666

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2012, 2011 and 2010

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

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had no cash equivalents.

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

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

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

For The Years Ended March 31, 2012, 2011 and 2010

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011, the Partnership owns Local Limited Partnership interests in 6 and 18 Local Limited Partnerships, respectively. As of March 31, 2012 and 2011, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 244 and 505 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 are approximately $2,444,000 and $4,129,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2012 and 2011, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnerships, estimates of its share of losses for the years ended March 31, 2012, 2011 and 2010, amounting to approximately $77,000, $235,000 and $385,000, respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to $2,626,000.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED BALANCE SHEETS

	2012	2011

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011 of $6,504,000 and $11,124,000, respectively)	$3,975,000	$8,697,000
Land	414,000	813,000
Other assets	956,000	1,728,000

Total assets	$5,345,000	$11,238,000

LIABILITIES

Mortgage loans payable	$7,266,000	$14,453,000
Due to related parties	92,000	103,000
Other liabilities	147,000	292,000

Total liabilities	7,505,000	14,848,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund II, L.P.	(2,444,000)	(4,129,000)
Other partners	284,000	519,000

Total partners’ equity (deficit)	(2,160,000)	(3,610,000)

Total liabilities and partners’ equity (deficit)	$5,345,000	$11,238,000

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$1,561,000	$2,835,000	$3,136,000

Expenses:
Operating expenses	1,150,000	2,209,000	2,479,000
Interest expense	144,000	297,000	411,000
Depreciation and amortization	345,000	549,000	637,000

Total expenses	1,639,000	3,055,000	3,527,000

Net operating loss	$(78,000)	$(220,000)	$(391,000)

Net loss allocable to the Partnership	$(77,000)	$(217,000)	$(385,000)

Net loss recorded by the Partnership	$-	$-	$-

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

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $63,006, $103,771 and $113,109 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $69,854, $24,000 and $21,763 was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Years Ended March 31, 2012, 2011 and 2010

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $106,000, $97,056 and $23,237 during the years ended March 31, 2012, 2011 and 2010 respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$20,985	$58,406

Accrued asset management fees	2,507,853	2,514,701

Total	$2,528,838	$2,573,107

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$1,000	$6,000	$-	$8,000

Operating expenses	(51,000)	(31,000)	(13,000)	(20,000)

Loss from operations	(50,000)	(25,000)	(13,000)	(12,000)

Gain on sale of Local Limited Partnerships	39,000	17,000	77,000	-

Net income (loss)	(11,000)	(8,000)	64,000	(12,000)

Net income (loss) available to Limited Partners	(11,000)	(8,000)	64,000	(12,000)

Net income (loss) per Partnership Unit	(2)	(1)	9	(2)

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For The Years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2011

Income	$10,000	$1,000	$-	$2,000

Operating expenses	(28,000)	(60,000)	(28,000)	(29,000)

Loss from operations	(18,000)	(59,000)	(28,000)	(27,000)

Gain on sale of Local Limited Partnerships	-	50,000	41,000	30,000

Net income (loss)	(18,000)	(9,000)	13,000	3,000

Net income (loss) available to Limited Partners	(18,000)	(9,000)	13,000	3,000

Net income (loss) per Partnership Unit	(3)	(1)	2	-

	June 30	September 30	December 31	March 31
2010

Income	$2,000	$-	$1,000	$-

Operating expenses	(35,000)	(92,000)	(30,000)	(23,000)

Loss from operations	(33,000)	(92,000)	(29,000)	(23,000)

Gain on sale of Local Limited Partnerships	20,000	28,000	-	(6,000)

Net loss	(13,000)	(64,000)	(29,000)	(29,000)

Net loss available to Limited Partners	(13,000)	(64,000)	(29,000)	(28,000)

Net loss per Partnership Unit	(2)	(9)	(4)	(4)

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partner has an audit committee.

(j)	Changes to Nominating Procedures

Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

None.

(l)	Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714) 662-5565 extension 187.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of approximately $63,000, $104,000 and $113,000 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates approximately $70,000, $24,000 and $22,000 of those fees during the years ended March 31, 2012, 2011 and 2010, respectively.

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

Reimbursement to a General Partner or any of its Affiliates of operating cash expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “operating cash expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $20,985, $58,406 and $59,932 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $106,000, $97,056 and $23,237 during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which was $0 for Associates and $0 for the General Partner in the aggregate for each of the tax years (calendar years) ended December 31, 2011, 2010 and 2009. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner is primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$32,120	$27,710
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$35,155	$30,745

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Statements of Partners’ Deficit for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund II, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Airport Road Associates, Limited (*)	Slidell, Louisiana	$334,000	$334,000	$1,381,000	$88,000	$1,770,000	$1,417,000	$441,000

Am-Kent Associates, Ltd. (*)	Amite & Kentwood, Louisiana	232,000	232,000	1,061,000	55,000	1,533,000	1,146,000	442,000

Arizona I Limited Partnership	Showlow, Arizona	320,000	320,000	1,413,000	127,000	1,987,000	1,055,000	1,059,000

Casa Allegre Limited Partnership	Las Vegas, New Mexico	318,000	318,000	1,206,000	94,000	2,023,000	980,000	1,137,000

Castroville Village, Ltd.	Castroville, Texas	165,000	165,000	838,000	15,000	1,138,000	462,000	691,000

Elizabeth Square Associates, Ltd. (*)	Raceland, Louisiana	356,000	356,000	1,367,000	35,000	2,028,000	1,444,000	619,000

		$1,725,000	$1,725,000	$7,266,000	$414,000	$10,479,000	$6,504,000	$4,389,000

(*) The Local Limited Partnership was identified for disposition as of March 31, 2012.

WNC Housing Tax Credit Fund II, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Airport Road Associates, Limited (*)	$242,000	$(54,000)	1990	Completed	27.5

Am-Kent Associates, Ltd. (*)	251,000	(16,000)	1991	Completed	27.5

Arizona I Limited Partnership	225,000	(15,000)	1990	Completed	35

Casa Allegre Limited Partnership	223,000	3,000	1990	Completed	40

Castroville Village, Ltd.	246,000	(15,000)	1991	Completed	50

Elizabeth Square Associates, Ltd. (*)	322,000	20,000	1994	Completed	27.5

	$1,509,000	$(77,000)

(*) The Local Limited Partnership was identified for disposition as of March 31, 2012.

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

WNC Housing Tax Credit Fund II, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Emory Capital, L.P.	Emory, Texas	$85,000	$85,000	$353,000	$16,000	$471,000	$280,000	$207,000

Emory Manor, L.P.	Emory, Texas	128,000	128,000	527,000	26,000	719,000	374,000	371,000

Idalou Manor, L.P.	Idalou, Texas	122,000	122,000	591,000	20,000	770,000	370,000	420,000

Jefferson Capital, L.P.	Jefferson, Texas	167,000	167,000	682,000	42,000	946,000	472,000	516,000

Jefferson Manor, L.P.	Jefferson, Texas	179,000	179,000	729,000	43,000	969,000	496,000	516,000

Littlefield Manor, L.P.	Littlefield, Texas	118,000	118,000	567,000	20,000	739,000	357,000	402,000

Perry County Housing, Ltd. (1)	Uniontown, Alabama	82,000	82,000	417,000	22,000	531,000	276,000	277,000

Pine Hill Housing, Ltd. (1)	Pine Hill, Alabama	105,000	105,000	518,000	32,000	674,000	342,000	364,000

WNC Housing Tax Credit Fund II, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Rociada Partners Ltd.	Hereford, Texas	154,000	154,000	693,000	27,000	908,000	464,000	471,000

Wadley Housing, Ltd. (1)	Wadley, Alabama	76,000	76,000	418,000	53,000	520,000	269,000	304,000

		$3,123,000	$3,123,000	$14,453,000	$813,000	$19,821,000	$11,124,000	$9,510,000

*The Local Limited Partnership Interest was sold subsequent to December 31, 2010 but prior to March 31, 2011.

(1)	The Partnership has identified the Local Limited Partnership for disposition and the Local Limited Partnership Interests were sold subsequent to March 31, 2011.

(2)	The Local Limited Partnership was identified for disposition as of March 31, 2011.

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

WNC Housing Tax Credit Fund II, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Airport Road Associates, Limited	Slidell, Louisiana	$334,000	$334,000	$1,398,000	$87,000	$1,771,000	$1,288,000	$570,000

Am-Kent Associates, Ltd.	Amite & Kentwood, Louisiana	232,000	232,000	1,075,000	55,000	1,533,000	1,036,000	552,000

Arizona I Limited Partnership	Showlow, Arizona	320,000	320,000	1,431,000	127,000	2,011,000	1,018,000	1,120,000

Brantley Housing, Ltd.	Brantley, Alabama	108,000	108,000	549,000	26,000	694,000	347,000	373,000

Brian's Village Apartments, an Oklahoma L.P.	Mannford, Oklahoma	176,000	176,000	726,000	20,000	1,014,000	632,000	402,000

Candleridge Apartments of Perry, L.P.	Perry, Iowa	93,000	93,000	555,000	49,000	869,000	542,000	376,000

Candleridge Apartments of Runnells, L.P.	Runnells, Iowa	58,000	58,000	333,000	30,000	511,000	331,000	210,000

Casa Allegre Limited Partnership	Las Vegas, New Mexico	318,000	318,000	1,251,000	94,000	1,970,000	973,000	1,091,000

Castroville Village, Ltd.	Castroville, Texas	165,000	165,000	878,000	15,000	1,138,000	415,000	738,000

WNC Housing Tax Credit Fund II, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value

Eclectic Housing, Ltd.	Eclectic, Alabama	$74,000	$74,000	$371,000	$53,000	$449,000	$225,000	$277,000

Elizabeth Square Associates, Ltd.	Raceland, Louisiana	356,000	356,000	1,390,000	35,000	2,028,000	1,297,000	766,000

Emory Capital, L.P.	Emory, Texas	85,000	85,000	355,000	16,000	471,000	270,000	217,000

Emory Manor, L.P.	Emory, Texas	128,000	128,000	530,000	26,000	719,000	362,000	383,000

Idalou Manor, L.P.	Idalou, Texas	122,000	122,000	594,000	20,000	770,000	350,000	440,000

Jefferson Capital, L.P.	Jefferson, Texas	167,000	167,000	686,000	42,000	946,000	456,000	532,000

Littlefield Manor, L.P.	Littlefield, Texas	118,000	118,000	571,000	20,000	739,000	338,000	421,000

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

WNC Housing Tax Credit Fund II, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

For the year ended December 31, 2009

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Airport Road Associates, Limited	$242,000	$(36,000)	1990	Completed	27.5

Am-Kent Associates, Ltd.	233,000	(63,000)	1991	Completed	27.5

Arizona I Limited Partnership	224,000	(14,000)	1990	Completed	35

Brantley Housing, Ltd.	87,000	(3,000)	1992	Completed	40

Brian's Village Apartments, an Oklahoma Limited Partnership	138,000	-	1990	Completed	30

Candleridge Apartments of Perry, L.P.	101,000	(40,000)	1992	Completed	27.5

Candleridge Apartments of Runnells, L.P.	94,000	4,000	1992	Completed	27.5

Casa Allegre Limited Partnership	224,000	16,000	1990	Completed	40

Castroville Village, Ltd.	224,000	(32,000)	1991	Completed	50

Eclectic Housing, Ltd.	73,000	8,000	1992	Completed	40

Elizabeth Square Associates, Ltd.	281,000	(83,000)	1994	Completed	27.5

Emory Capital, L.P.	72,000	(9,000)	1990	Completed	27.5

Emory Manor, L.P.	106,000	(9,000)	1990	Completed	30

Idalou Manor, L.P.	95,000	(24,000)	1992	Completed	40

Jefferson Capital, L.P.	122,000	(24,000)	1990	Completed	50

Jefferson Manor, L.P.	116,000	(27,000)	1990	Completed	50

Littlefield Manor, L.P.	98,000	(12,000)	1991	Completed	40

Perry County Housing, Ltd.	73,000	(22,000)	1992	Completed	40

Pine Hill Housing, Ltd.	97,000	8,000	1992	Completed	40

Rociada Partners, Ltd.	111,000	(7,000)	1990	Completed	40

Wadley Housing, Ltd.	78,000	13,000	1992	Completed	40

Whitewater Woods Limited Partnership (1)	176,000	(35,000)	1991	Completed	35

	$3,065,000	$(391,000)

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

Date: June 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 14, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 14, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 14, 2012

