Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2012-08-10
CIK 860331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2012

2

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS

Cash	$64,482	$64,478
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliate	9,000	-
Other assets	-	19,405

Total Assets	$73,482	$83,883

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$2,500,656	$2,528,838

Total Liabilities	2,500,656	2,528,838

Partners’ Deficit:
General Partner	(81,432)	(81,610)
Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership Units issued and outstanding)	(2,345,742)	(2,363,345)

Total Partners’ Deficit	(2,427,174)	(2,444,955)

Total Liabilities and Partners’ Deficit	$73,482	$83,883

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Distribution income	$-	$500

Total operating income	-	500

Operating expenses:
Asset management fees (Note 3)	10,169	20,203
Legal and accounting	17,500	28,389
Write off of other assets	8,950	-
Other	1,424	1,738

Total operating expenses	38,043	50,330

Loss from operations	(38,043)	(49,830)

Gain on sale of Local Limited Partnerships	55,820	38,924

Interest income	4	2

Net income (loss)	$17,781	$(10,904)

Net income (loss) allocated to:
General Partner	$178	$(109)

Limited Partners	$17,603	$(10,795)

Net income (loss) per Partnership Unit	$3	$(2)

Outstanding weighted Partnership Units	7,000	7,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2012
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(81,610)	$(2,363,345)	$(2,444,955)

Net income	178	17,603	17,781

Partners’ deficit at June 30, 2012	$(81,432)	$(2,345,742)	$(2,427,174)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income (loss)	$17,781	$(10,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in other assets	(1,075)	(12,689)
Increase in accrued expenses	-	25,534
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	30,168	(50,577)
Write off of other assets	8,950	-
Gain on sale of Local Limited Partnerships	(55,820)	(38,924)

Net cash provided by (used in) operating activities	4	(87,560)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	68,063

Net cash provided by investing activities	-	68,063

Net increase (decrease) in cash	4	(19,497)

Cash, beginning of period	64,478	43,639

Cash, end of period	$64,482	$24,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Three Local Limited Partnerships were sold for $67,350 with proceeds paid directly to Associates, which resulted in a decrease in accrued fees and expenses due to General Partner and affiliates of $58, 350 and an increase in due from affiliates of $9,000.

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended June 30, 2012

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

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

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

For the Quarterly Period Ended June 30, 2012

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

Prior to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd., Divall Midland Associates Limited Partnership II, Candleridge Apartments of Perry, L.P., Candleridge Apartments of Runnells, L.P., Whitewater Woods, Brian’s Village Apartments, L.P., Rociada, L.P., Idalou Manor, L.P., Littlefield Manor, L.P., Brantley Housing, Ltd, Eclectic Housing, Ltd., Perry County Housing, Ltd., Pine Hill Housing, Ltd., and Wadley Housing, Ltd. Each of the Local Limited Partnerships had completed its Compliance Period.

During the three months ended June 30, 2012, the Local Limited Partnership Interests for the three following Local Limited Partnerships were sold. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Actual Appraisal Expense	Sales Related Expenses	Gain on sale
Airport Road Associate, LTD	$1,381,000	$950,000	6/01/2012	$22,450	$3,100	$744	$18,606
Am-Kent Associates	1,061,000	940,000	6/01/2012	22,450	3,100	743	18,607
Elizabeth Square, LP	1,367,000	1,270,000	6/01/2012	22,450	3,100	743	18,607

All of the sales proceeds were paid directly to the General Partner or affiliates. As shown in the table below, $58,350 was used to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership. The remaining $9,000 will be returned to the Partnership’s reserves and is included in due from affiliate as of June 30, 2012.

The following table represents the anticipated use of the cash proceeds from the disposition of the three Local Limited Partnerships.

Local Limited Partnership	Expected Cash Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Airport Road Associate, LTD	$22,450	$11,749	$7,701	$3,000
Am-Kent Associates	22,450	11,749	7,701	3,000
Elizabeth Square, LP	22,450	11,749	7,701	3,000

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to June 30, 2012, the Local Limited Partnership Interest in Arizona I, L.P. (“Arizona”) was identified to be sold to an affiliate of the Local General Partner. The buyer offered $25,000 to purchase the Local Limited Partnership Interest. Arizona I was appraised for $785,000  and had a mortgage note balance of $1,412,689 as of June 30, 2012. The Partnership has incurred $3,000 in sales related expenses which will be netted against the proceeds from calculating the gain on sale. The Partnership will use all of the cash proceeds to pay the remaining accrued asset management fees. The Partnership’s investment balance is zero; therefore a gain of $22,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on August 31, 2012.

Subsequent to June 30, 2012, the Local Limited Partnership Interest in Casa Alegre Apartments (“Casa Alegre”) was identified to be sold to an affiliate of the Local General Partner. The buyer offered $25,000 to purchase the Local Limited Partnership Interest. Casa Alegre was appraised for $925,000  and had a mortgage note balance of $1,206,354 as of December 31, 2011. The partnership has incurred $12,900 in sales related expenses which will be netted against the proceeds from calculating the gain on sale. The Partnership will use all cash proceeds to pay accrued asset management fees and reimburse the General Partner or affiliates for operating expenses paid on its behalf. The Partnership’s investment balance is zero. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on August 31, 2012.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognize its share of partnership income or losses in the statements of operations, and disclose how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 3 and 6 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 124 and 244 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$177,000	$564,000

Expenses
Interest expense	17,000	60,000
Depreciation and amortization	38,000	112,000
Operating expenses	127,000	452,000
Total expenses	182,000	624,000

Net loss	$(5,000)	$(60,000)
Net loss allocable to the Partnership	$(4,000)	$(59,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $10,169 and $20,203 were incurred during the three months ended June 30, 2012 and 2011, respectively. The Partnership paid the General Partner and/or its affiliates $35,246 and $28,063 of those fees during the three months ended June 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements was $23,104 and $60,000 during the three months ended June 30, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 6% (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$17,880	$20,985
Accrued asset management fees	2,482,776	2,507,853

Total	$2,500,656	$2,528,838

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Local Limited Partnership Interest in Arizona I, L.P. (“Arizona”) was identified to be sold to an affiliate of the Local General Partner. The buyer offered $25,000 to purchase the Local Limited Partnership Interest. Arizona I was appraised for $785,000  and had a mortgage note balance of $1,412,689 as of June 30, 2012. The Partnership has incurred $3,000 in sales related expenses which will be netted against the proceeds from calculating the gain on sale. The Partnership will use all of the cash proceeds to pay the remaining accrued asset management fees. The Partnership’s investment balance is zero; therefore a gain of $22,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on August 31, 2012.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS, continued

Subsequent to June 30, 2012, the Local Limited Partnership Interest in Casa Alegre Apartments (“Casa Alegre”) was identified to be sold to an affiliate of the Local General Partner. The buyer offered $25,000 to purchase the Local Limited Partnership Interest. Casa Alegre was appraised for $925,000  and had a mortgage note balance of $1,206,354 as of December 31, 2011. The partnership has incurred $12,900 in sales related expenses which will be netted against the proceeds from calculating the gain on sale. The Partnership will use all cash proceeds to pay accrued asset management fees and reimburse the General Partner or affiliates for operating expenses paid on its behalf. The Partnership’s investment balance is zero. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on August 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $64,000 in cash and $9,000 in due from affiliate. Liabilities at June 30, 2012 consisted of $2,501,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net income for the three months ended June 30, 2012 was $18,000, reflecting an increase of $29,000 from the loss recorded for the three months ended June 30, 2011 of $(11,000). The increase in net income was primarily due to an increase of $17,000 in gain on sale of Local Limited Partnerships recorded during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. In addition, the legal and accounting expenses decreased by $11,000 during the three months ended June 30, 2012 compared to 2011. The legal and accounting expenses can vary depending on the timing of the accounting work performed. The asset management fees decreased by $10,000 for the three months ended June 30, 2012 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnership Interests. There was a $(9,000) increase in write off of other assets for the three months ended June 30, 2012. Capitalized costs from the potential dispositions of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The net change in cash during the three months ended June 30, 2012 was $0 compared to a net decrease in cash for the three months ended June 30, 2011 of $20,000. The change is due partially to the fact that during the three months ended June 30, 2012 the Partnership received no sales proceeds from the dispositions of Local Limited Partnership Interests compared to proceeds of $68,000 received during the three months ended June 30, 2011. During the three months ended June 30, 2011 the Partnership paid $(28,000) of accrued asset management fees to the General Partners or its affiliates along with $(60,000) paid to the General Partner for reimbursements of expenses paid on behalf of the Partnership, compared to no such cash payments during the three months ended June 30, 2012.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $28,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

4

Item 4. Controls and Procedures, continued

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

5

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By: WNC Financial Group, L.P.	General Partner of Registrant

By: WNC & Associates, Inc.	General Partner of WNC Financial Group, L.P.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 10, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:	August 10, 2012

6