Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND II LP
filed 2012-11-13
CIK 860331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2012

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 1A. Risk Factors	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3. Defaults Upon Senior Securities	6

Item 4. Mine Safety Disclosures	6

Item 5. Other Information	6

Item 6. Exhibits	6

Signatures	7

2

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$15,752	$64,478
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	4,167	19,405

Total Assets	$19,919	$83,883

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$2,419,691	$2,528,838

Total Liabilities	2,419,691	2,528,838

Partners’ Deficit:
General Partner	(81,158)	(81,610)
Limited Partners (12,000 Partnership Units authorized; 7,000 Partnership Units issued and outstanding)	(2,318,614)	(2,363,345)

Total Partners’ Deficit	(2,399,772)	(2,444,955)

Total Liabilities and Partners’ Deficit	$19,919	$83,883

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$-	$6,134	$6,134
Distribution income	-	-	-	500

Total operating income	-	-	6,134	6,634

Operating expenses:
Asset management fees (Note 3)	4,697	14,866	18,234	38,437
Legal and accounting fees	7,990	25,490	3,263	31,652
Write off of other assets	-	8,950	-	-
Other	3,226	4,650	9,549	11,287

Total operating expenses	15,913	53,956	31,046	81,376

Loss from operations	(15,913)	(53,956)	(24,912)	(74,742)

Gain on sale of Local Limited Partnerships	43,312	99,132	17,004	55,928

Interest income	3	7	2	4

Net income (loss)	$27,402	$45,183	$(7,906)	$(18,810)

Net income(loss) allocated to:
General Partner	$274	$452	$(79)	$(188)

Limited Partners	$27,128	$44,731	$(7,827)	$(18,622)

Net income (loss) per Partnership Unit	$4	$6	$(1)	$(3)

Outstanding weighted Partnership Units	7,000	7,000	7,000	7,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(81,610)	$(2,363,345)	$(2,444,955)

Net income	452	44,731	45,183

Partners’ deficit at September 30, 2012	$(81,158)	$(2,318,614)	$(2,399,772)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income (loss)	$45,183	$(18,810)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Increase in other assets	(7,099)	(16,546)
Increase in accrued expenses	-	363
Decrease in accrued fees and expenses due to General Partner and affiliates	(33,128)	(31,504)
Write off of other assets	8,950	-
Gain on sale of Local Limited Partnerships	(99,132)	(55,928)

Net cash used in operating activities	(85,226)	(122,425)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	36,500	88,063

Net cash provided by investing activities	36,500	88,063

Net decrease in cash	(48,726)	(34,362)

Cash, beginning of period	64,478	43,639

Cash, end of period	$15,752	$9,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$76,019	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund II, L.P. (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on January 19, 1990. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Financial Group, L.P., a California partnership (the “General Partner”). The general partners of the General Partner are WNC & Associates, Inc., a California corporation (“Associates”), and Wilfred N. Cooper Sr. The chairman and president of Associates ownall of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so,there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 95% to the Limited Partners (in proportion to their respective investments) and 5% to the General Partner.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Prior to the quarter ended September 30, 2012, the Partnership sold its Local Limited Partnership Interest in Lake View, a California limited partnership, Ashland Investment Group, Wilcox Investment Group, Cherokee Square, Ltd., Divall Midland Associates Limited Partnership II, Candleridge Apartments of Perry, L.P., Candleridge Apartments of Runnells, L.P., Whitewater Woods, Brian’s Village Apartments, L.P., Rociada, L.P., Idalou Manor, L.P., Littlefield Manor, L.P., Brantley Housing, Ltd, Eclectic Housing, Ltd., Perry County Housing, Ltd., Pine Hill Housing, Ltd., and Wadley Housing, Ltd. Each of the Local Limited Partnerships had completed its Compliance Period.

During the six months ended September 30, 2012, the Local Limited Partnership Interests for the five following Local Limited Partnerships were sold. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Actual Appraisal Expense	Sales Related Expenses	Gain on sale
Airport Road Associate, LTD	$1,381,000	$950,000	6/01/2012	$22,450	$3,100	$1,471	$17,879
Am-Kent Associates	1,061,000	940,000	6/01/2012	22,450	3,100	744	18,606
Elizabeth Square, LP	1,367,000	1,270,000	6/01/2012	22,450	3,100	744	18,606
Arizona I	1,412,689	785,000	08/31/2012	25,000	-	481	24,519
Castroville Village	838,355	710,000	08/31/2012	20,169	-	647	19,522

The following table represents the anticipated use of the cash proceeds from the disposition of the five Local Limited Partnerships.

Local Limited Partnership	Expected cash Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Airport Road Associate, LTD	$22,450	$11,749	$7,701	$3,000
Am-Kent Associates	22,450	11,749	7,701	3,000
Elizabeth Square, LP	22,450	11,749	7,701	3,000
Arizona I	25,000	22,000	-	3,000
Castroville Village	20,169	17,669	-	2,500

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2012, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 1 and 6 Local Limited Partnerships, respectively. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 42 and 244 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$234,000	$1,101,000

Expenses
Interest expense	21,000	117,000
Depreciation and amortization	55,000	218,000
Operating expenses	162,000	875,000
Total expenses	238,000	1,210,000

Net loss	$(4,000)	$(109,000)
Net loss allocable to the Partnership	$(3,000)	$(108,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $14,866 and $38,437 were incurred during the six months ended September 30, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $114,915 and $33,063 of those fees during the six months ended September 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $46,337 and $86,000 during the six months ended September 30, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 6% (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for period presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$11,886	$20,985
Accrued asset management fees	2,407,805	2,507,853

Total	$2,419,691	$2,528,838

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND II, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS

The last Local Limited Partnership, Casa Alegre Apartments (“Casa Alegre”), has been identified for disposition. Casa Alegre was appraised with a value of $925,000 and the outstanding mortgage as of December 31, 2011 was approximately $1,206,354. The Local General Partner has requested to exercise his right to an Option Agreement as outlined in the Limited Partnership Agreement, which was executed by all parties. An offer of $25,000 was accepted for the Local Limited Partnership and the sale of the Local Limited Partnership is scheduled to close on November 16, 2012. The partnership has incurred $12,900 in sales related expenses which will be netted against the proceeds from calculating the gain on sale. The Partnership will use all cash proceeds to pay accrued asset management fees and reimburse the General Partner or affiliates for operating expenses paid on its behalf. The Partnership’s investment balance is zero. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $16,000 in cash and other assets of $4,000. Liabilities at September 30, 2012 consisted of $2,420,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011. The Partnership’s net income for the three months ended September 30, 2012 was $27,000, reflecting an increase of approximately $35,000 from the $(8,000) net loss experienced during the three months ended September 30, 2011. The change was partially due to a $26,000 increase in gain on sale of Local Limited Partnerships during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions. Additionally,the asset management fees decreased by $13,000 for the three months ended September 30, 2012. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. There wasan increase of $5,000 in legal and accounting fees due to the timing of work performed for the Partnership. Reporting fees decreased by $6,000 during the three months ended September 30, 2012. These fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30,2011. The Partnership’s net income for the six months ended September 30, 2012 was $45,000 reflecting an increase of approximately $64,000 from the $(19,000) net loss experienced during the six months ended September 30, 2011. There was a $43,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2012. The Partnership is in the disposition phase and the number of dispositions and gains recorded will vary from year to year depending on the economic conditions. The decrease was also partially due to a decrease of $23,000 in asset management fees for the six months ended September 31, 2012. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. Legal and accounting fees decreased by $7,000 for the six months ended September 30, 2012 due to the timing of the work performed. There was a $(9,000) increase in write off of other assets for the six months ended September 30, 2012. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. There was also a decrease of $(6,000) in reporting fees for the six months ended September 30, 2012. These fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The net decrease in cash during the six months ended September 30, 2012 was $(49,000) compared to a net decrease in cash during the six months ended September 30, 2011 of $(34,000). The change was primarily due to the fact that during the six months ended September 30, 2012, the Partnership paid $(62,000) of accrued asset management fees to the General Partner or its affiliates along with $(23,000) reimbursed to the General Partner or its affiliates for operating expenses paid on behalf of the Partnership, compared to $(33,000) and $(86,000), respectively, paid during the six months ended September 30, 2011. During the six months ended September 30, 2012, the Partnership received $37,000 in proceeds from the sale of Local Limited Partnerships compared to $88,000 in proceeds received during the six months ended September 30, 2011. Additionally, the Partnership collected $(6,000) less of reporting fees during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 as discussed above.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $109,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Impact of RecentAccounting Pronouncements

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND II, L.P.

By: WNC Financial Group, L.P.       General Partner of the Registrant

By:	/s/ Wilfred N. Cooper, Jr
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 13, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2012

